Form 10-Q
period 2010-12-31
China Ginseng Holdings Inc
filed 2011-02-22
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

China Ginseng Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3348253
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification Number)

64 Jie Fang Da Road Ji Yu Building A, Suite 1208 Changchun City, China	130022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone (01186) 43185790039

SEC File Number:  000-54072

N/A

(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of February 22, 2011 there were 43,049,797 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$134,339	$171,111
Accounts receivable- net	571,695	45,245
Inventory	2,250,964	1,119,542
Ginseng crops, current portion	225,692	308,764
Due from related parties	62,730	23,475
Prepaid expenses	1,400,165	30,503
Total Current Assets	4,645,585	1,698,640

PROPERTY AND EQUIPMENT, net	2,523,346	2,563,317

OTHER ASSETS
Ginseng crops, non-current portion	2,578,777	3,527,967
Intangible assets-patents, net	8,036	9,225
Receivable from farmers	178,861	157,665
Deferred income tax asset	132,803	130,189
Long-term investment	23,102	-
Total Assets	$10,090,510	$8,087,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Loan payable	$301,992	$294,512
Note payable – building purchase	60,398	1,251,675
Notes payable – related parties	598,279	755,311
Accounts payable	658,090	887,945
Accrued expenses	431,497	350,652
Taxes payable	224,357	205,758
Payments received in advance	731,484	20,786
Total Current Liabilities	3,006,097	3,766,639
OTHER LIABILITIES
Loan payable to financial institution	1,207,967	-
Long term payable to farmers	476,964	420,440
Total Liabilities	4,691,028	4,187,079

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 50,000,000
shares authorized; 44,089,797 and 36,776,047
shares issued and outstanding at December
31 and June 30, 2010, respectively	44,090	36,777
Additional paid-in capital	6,990,062	5,125,683
Accumulated deficit	(2,224,961)	(1,727,592)
Accumulated other comprehensive income	590,291	465,056
Total Stockholders’ Equity	5,399,482	3,899,924

Total Liabilities and Stockholders’ Equity	$10,090,510	$8,087,003

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

REVENUE	$919,877	$58,579	$973,175	$90,195

COSTS AND EXPENSES
Cost of goods sold	819,222	67,984	864,481	82,898
Selling, general and administrative expenses	224,172	44,170	502,553	(5,358)
Depreciation and amortization	4,620	7,567	10,613	14,551
Total Costs and Expenses	1,048,014	119,721	1,377,647	92,091

LOSS FROM OPERATIONS	(128,137)	(61,142)	(404,472)	(1,896)

NON OPERATING EXPENSES
Other expenses	-	(122)	-	(122)
Interest expense	(44,641)	(35,258)	(76,759)	(70,505)
Net Other Expenses	(44,641)	(35,380)	(76,759)	(70,627)

LOSS BEFORE INCOME TAXES	(172,778)	(96,522)	(481,231)	(72,523)

PROVISION FOR INCOME TAXES	(16,138)	(9,788)	(16,138)	(9,788)

NET LOSS	$(188,916)	$(106,310)	$(497,369)	$(82,311)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	42,515,237	34,397,297	41,337,249	34,397,297
Diluted	42,515,237	34,397,297	41,337,249	34,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	December 31,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(497,369)	$(82,311)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization	102,473	65,480
Imputed interest	51,820	60,277
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(526,450)	136,313
(Increase) decrease in inventory	(99,160)	(209,310)
(Increase) decrease in prepaid expense	(1,369,662)	49,888
(Increase) decrease in due from related parties	(39,255)	(21,479)
(Increase) decrease in amounts due from farmers	(21,196)	(26,278)
Increase (decrease) in accounts payable	(229,855)	(881,933)
Increase (decrease) in taxes payable	18,599	6,414
Increase in receivables in advance	710,698	-
Increase (decrease) in amounts due from farmers	56,524	70,074
Increase (decrease) in accrued expenses	80,845	52,857
Net cash provided by (used in)
operating activities	(1,761,988)	(780,008)

Cash Flows from Investing Activities:
Long term investment	(23,102)	-
Purchase of property and equipment	(4,839)	(3,186)
Net cash provided by (used in)
investing activities	(27,941)	(3,186)

Cash Flows from Financing Activities:
Proceeds from sale of common stock for cash	1,819,872	-
Repayments of notes payable- building	(16,000)	-
Repayments of loans payable to related parties	(193,433)	(108,205)
Proceeds from loans payable to related parties	29,781	885,916
Net cash provided by (used in)
financing activities	1,640,220	777,711

Effect of exchange rate on cash	112,937	6,390

Increase (decrease) in cash	(36,772)	907

Cash at beginning of period	171,111	10,227

Cash at end of period	$134,339	$11,134

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended
December 31,
	2010	2009

Supplemental Disclosure of Cash Flow	-	-
Information:	-	-
Cash paid for:	-	-
Interest	-	-
Income taxes	-	-

Non-cash financing activity-
Settlement of note payable with long-term	-	-
bank loan	-	$1,207,967

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 (Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, June 30, 2010	36,776,047	$36,777	$5,125,683	$(1,727,592)	$465,056	$3,899,924

Imputed interest for related party loans	-	-	51,820	-	-	51,820
Issuance of private placement shares for cash at $0.25 per share	7,313,750	7,313	1,812,559	-	-	1,819,872
Net loss for the six months ended December 31, 2010	-	-	-	(497,369)	-	(497,369)
Translation adjustment	-	-	-	-	125,235	125,235
Total comprehensive loss	-	-	-	-	-	(372,134)
Balance, December 31, 2010 (Unaudited)	44,089,797	$44,090	$6,990,062	$(2,224,961)	$590,291	$5,399,482

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the financial statements and footnotes thereto included in the China Ginseng Holdings, Inc. on Form 10 for the year ended June 30, 2010 filed February 9, 2011.

Nature of Business

China Ginseng Holdings, Inc. and Subsidiaries (the “Company”), was incorporated under the laws of Nevada on June 24, 2004. Prior to August 2010, the Company was engaged primarily in the sale of fresh and dried ginseng.  Recently, the Company has decided to refocus its business on the sale of ginseng beverages and wines.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”), which is located in China and, is in the business of farming, processing, distribution, and marketing of Asian ginseng. On November 24, 2005, the Company acquired the remaining 45% interest in Yanbian Huaxing. In 2010, the Company ceased marketing ginseng and is presently utilizing the harvest to produce ginseng beverage.

Yanbian Huaxing was granted by the Chinese Government 20 years land use rights of approximately 1,500 hectors (3,705 acres) of land for use in growing ginseng in 2004.  The Company had no operations prior to November 24, 2004.

On August 24, 2005, the Company acquired Jilin Ganzhi Ginseng Produce Co. Limited (“Jilin Ganzhi”), whose principal business is the manufacture of ginseng drinks.

On October 19, 2005, the Company incorporated a new company, Jilin Huamei Beverage Co. Limited (“Jilin Huamei”).  To date, Jilin Huamei has not had any significant operations, other than operating as a sale department for canned ginseng juice and wine. The Company’s market promotion and penetration of canned ginseng juice and wine is conducted by Jilin Huamei and all of the Company’s distribution agreements for sales of our canned ginseng juice and wine are signed through Jilin Huamei

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity is growing, cultivation and harvesting of a grape vineyard. As of December 31, 2010, Tonghua Linyuan leased 750 acres of land on which the grapes were planted. As of December 31, 2010, Tonghua Linyuan reserved 1,170 tons of grape juice for fermentation and 965 tons of fermented grape juice. The Company plans to produce wine and grape juice but to date has not commenced production.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE A– NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

Going Concern

As indicated in the accompanying financial statements, the Company has accumulated deficits of $2,224,961 and $1,727,592 as of December 31, 2010 and June 30, 2010, respectively, and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully.  Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Consolidated Financial Statements

The financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited, and Tonghua Linyuan Grape Planting Co. Limited.  All intercompany transactions have been eliminated in consolidation.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 Generally Accepted Accounting Principles-Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation

The Company considers the Chinese Yuan Renminbi to be its functional currency.  The Company does not have any material transactions in foreign currencies other than the Chinese Yuan Renminbi. Assets and liabilities were translated into US dollars at period-end exchange rates.  Statement of operations amounts were translated using the average rate during the period.  Gains and losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income, a separate component of stockholders’ equity.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents as of December 31, 2010 and June 30, 2010.

Inventory

Inventory consists of fresh and dried ginseng as well as crushed grapes and is stated at the lower of cost or market value.  Cost is determined using the First-In, First-Out (FIFO) Method.

Ginseng Crops

The Company uses the full absorption costing method to value its ginseng crops.  Included in crop costs are seeds, labor, applicable overhead including depreciation, and supplies. Common costs are allocated in each period based upon the total number of hectors under cultivation during the period.

The carrying value of the ginseng crops is reviewed on a regular basis for any impairment in value using management’s best estimate as to expected future market values, yields and costs to harvest.  Costs accumulated on the acres expected to be harvested during the next fiscal year have been classified as a current asset.

Revenue Recognition

The Company’s primary source of revenue has been from the sale of fresh and dried ginseng. Currently, the Company is processing the ginseng and storing the stock for future juice production which it commenced in the later part of 2010.  The grape harvest for 2009 has been crushed and the juice produced has been stored in storage tanks.  The Company plans to do the same for the grapes harvested in 2010. Ginseng is planted in the Spring (March) and Fall (September) of each year and is generally harvested in September.  It usually takes up to 6 years for a ginseng root to mature, although, senior maturity can take up to 8 years.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE B– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Harvested ginseng can be sold in two ways: (1) fresh ginseng which can be sold immediately and stored in refrigerators for up to 3 years and (2) dried ginseng which is processed and dried via sunlight and steam machines. Drying is a two-month process.  Dried ginseng can be stored up to 5 years. The Company previously focused on selling dried ginseng as it is more profitable than selling fresh ginseng

When the Company sells ginseng, it receives orders prior to harvest.  For major customers, 20% to 30% is paid upon delivery as payment in advance.  The balance is billed after the customer incurs a lengthy inspection process which can take up to 60 days.  Until the customer finalizes its inspection and deems the shipment acceptable, the shipment is still the property of the Company.  Upon customer completion of inspection and approval, the sale is then recorded and the balance of the invoice price is sent to the Company. For smaller sales, the customers pick up the ginseng from the Company, pay in cash at time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon shipment/payment.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When ginseng is shipped to a customer, the customer is entitled to an inspection process which could take up to 60 days.  Upon completion of the inspection and approval process, the customer notifies the Company and a sale is recorded. Receivables from sales are based upon contracted prices. The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.  Normal trade receivables are due 60 days after the date of sale.  Trade receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based upon individual credit evaluation and specific circumstances of the customer.  The allowance for doubtful accounts was $nil and $9,471 as of December 31, 2010 and June 30, 2010, respectively.

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets, as follows:

Biological assets – vineyard	40 years
Buildings and improvements	6 - 40 years
Machinery and equipment	5 - 15 years
Motor vehicles	5 - 10 years
Office equipment	5 - 10 years

Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized.  When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Vineyard Development Costs

Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized within Property and Equipment. When the vineyard becomes commercially productive, annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 40 years. All of the company’s vineyards are considered commercially productive.

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the six months ending December 31, 2010 and 2009, approximately $30,458 and $50,929, respectively, was amortized into inventory costs.

Net Loss Per Common Share

The Company computes per share amounts in accordance with ASC Topic 260 Earnings per Share (EPS) which requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods. Diluted EPS is not presented as it would be antidilutive.

Stock Based Compensation

The Company accounts for stock issued for services in accordance with Topic ASC 718 Compensation-Stock Compensation (formerly SFAS No. 123R “Share Based Payments). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based upon the fair value of the equity instruments issued.

Comprehensive Income

The Company follows ASC 220-10, Reporting Comprehensive Income, (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Uncertainty in Income Taxes

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for fiscal year 2009, evaluates their tax positions on an annual basis, and has determined that as of June 30, 2010, no additional accrual for income taxes other than the foreign, federal and state provisions and related interest and estimated penalty accruals are considered necessary.

Impairment of Long-Lived Assets

Long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Fair Value Measurements

In September 2006, ASC issued 820, Fair Value Measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.

In February 2007, ASC issued 825-10 The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	December 31,	June 30,
	2010	2010
Buildings and improvements	$1,581,844	$1,539,557
Vineyards	1,157,012	1,128,355
Machinery and equipment	674,472	657,766
Motor vehicles	62,056	60,519
Office equipment	32,306	24,555
	3,507,690	3,410,752
Less accumulated depreciation	984,344	847,435
	$2,523,346	$2,563,317

Reference is made to Note I - Note Payable – Building Purchase

Total Depreciation was $101,159 and $62,483 for the six months ended December 31, 2010 and 2009, respectively. Depreciation is recorded in the financial statements as follows:

	Six Months Ended
	December 31,
	2010	2009
Depreciation Expense	$9,299	$11,964
Capitalized Inventory	74,252	43,158
Capitalized Ginseng Crops	17,608	7,771
	$101,159	$62,893

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations. Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

NOTE D –INVENTORY

Inventory is comprised of the following at:

	December 31,	June 30,
	2010	2010
Fresh and dried harvested Ginseng	$935,470	$13,290
Raw materials	1,268,791	1,064,359
Operating supplies	46,703	41,893
	$2,250,964	$1,119,542

As of December 31, 2010 and June 30, 2010, there were no shipments of ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE E – GINSENG CROPS

The Company’s business, prior to June 30, 2009, was primarily to harvest and sell fresh and dried ginseng.  The growth period of ginseng takes approximately 6 years before harvest can commence and up to 8 years for improved harvest and seedling yields.  The Company is changing its business model to utilize the harvested ginseng to manufacture ginseng beverages.  It commenced ginseng beverage production in August 2010.  The Company plants selected areas each year and tracks the costs expended each year by planting area.  The Chinese government owns all the land in China.  See Note P-Commitments and Contingencies.

Currently, the Company has land use rights grants from the Chinese government for approximately 1,500 hectors of land (approximately 3,705 acres) to grow ginseng which were awarded in April and May 2004.  These grants are for 20 years.  However, there are no assurances that the Chinese government will continue to renew these grants in the future. The planting of new ginseng is dependent upon the Company’s cash flow and its ability to raise working capital.

During the past 5 years, the Company has planted approximately 518,000 square meters of land which represents approximately 3% of the total land grants.  The Company plans to plant over the next 5 years 420,000 square meters of ginseng (2011-100,000 square meters, 2012-100,000 square meters, 2013-100,000 square meters, 2014-100,000 square meters and 2015-20,000 square meters).  As of June 30, 2010, the Company has 208,182 square meters of ginseng available for harvest and plans to harvest 11,132 square meters in 2010; 54,833 square meters in 2011 and 65,800 square meters in 2012 based upon their anticipated ginseng feed stock required to produce the ginseng juice beverages.

The Company bases its planting upon projected harvest needs and the long growth cycle of ginseng.   The Company has been holding its harvested ginseng crops for use in production of ginseng drink.  Between the harvested ginseng and ginseng crops available to be harvested, the Company believes it has sufficient ginseng to produce its ginseng juice in sufficient quantities in the future.  The Company has developed harvest plans for the lives of land use rights grant period.  The Company has 10 to 15 years remaining on its leases.  In the future, the Company plans to negotiate extensions of these leases with the Chinese Government or, if unsuccessful, attempt to obtain new leases.  If necessary, the Company will be able to purchase ginseng on the open market for use in its beverage production.

An analysis of ginseng crop costs is as follows for each of the applicable periods:

	December 31, 2010	June 30, 2010
Beginning Crop Costs	$3,836,731	$3,842,812
Capitalized costs during year:
Scaffolding	-	66,448
Field clearing and cultivation	-	48,061
Labor including farmer net costs	98,859	512,488
Freight	1,558	-
Depreciation	17,608	42
Other	388	1,026
	118,413	628,065
Less:
Cost of crops harvested	(1,150,675)	(225,176)
Adjustment to Ginseng crop write-downs for crops sold	-	(408,970)
	(1,150,675)	(634,146)
Ending Crop Costs	2,804,469	3,836,731
Less: Current portion	225,692	308,764
	$2,578,777	$3,527,967

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE E – GINSENG CROPS (CONTINUED)

The cost of harvest is calculated by reference to the planting area and the detailed costs maintained for each planting area.  Based upon the square meters planted by area, a square meter cost is calculated and applied to the square meters harvested, rendering a cost of harvest.

For each financial reporting period, the ginseng crop harvested is valued at net realizable value.  If the net realizable value is lower than carrying value, a write down is made for the difference.

The Company classifies the ginseng that it anticipates harvesting within the next year as current.  The remaining ginseng is classified as long term.

NOTE F – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants.  The farming contracts commenced in January 2008.  In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $0.20 (1.5 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2 kg of Ginseng for each square meter that they manage.  The company pays the farmers market price for their Ginseng.  If the harvest is below 2 kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more than 2 kg per square meter, the Company pays approximately $3.00 for every extra kilo.

The Company has recorded a receivable from the farmers for the rental income of the leased ginseng land grants of $178,861 and $157,665 as of December 31 and June 30, 2010, respectively.  The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability as of December 31 and June 30, 2010 were $476,964 and $420,440, respectively.  The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

NOTE G – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for ginseng drinks. The cost and related amortization is as follows:

	December 31,	June 30,
	2010	2010
Cost	$16,875	$16,455
Less accumulated amortization	(8,839)	(7,230)
	$8,036	$9,225

Amortization expense was $1,314 and $1,231 for the six months ended December 31, 2010 and 2009, respectively.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE H – LOANS PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited (“Tonghua Linyuan”), borrowed 2,000,000 RMB from Ji’an Farmer’s Credit Union at an interest rate of 7% per annum with a maturity date of April 1, 2004. The loan is secured by Tonghua Linyuan’s property and equipment with carrying values of $78,892 and $76,938 as of December 31, 2010 and June 30, 2010, respectively, and currently is in default. However, Ji’an Farmer’s Credit Union verbally agreed in March 2008 not to call the loan. No principal or interest payments are required to be made until the Company is generating profits and interests continues to accrue until the Company pays off the loan. The loan balance as of December 31, 2010 and June 30, 2010 is $301,992 and $294,512, respectively.

On September 10, 2010, Jilin Ganzhi obtained a loan from a financial institution of 8,000,000 RMB ($1,207,967) to be used to pay the amount owed on the Building Purchase (See Note I).  The loan is due on August 10, 2012, and bears interest at 8.55%. The housing and land use rights of the facility serve as collateral.

NOTE I – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities.  The purchase price was $1,325,479 (RMB 9,000,000).  On June 24, 2010, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,207,967 (RMB 8,500,000) which was to be paid by June 30, 2010.

On September 10, 2010, 8,000,000 RMB of this note was repaid with the proceeds of a bank loan.  In December 2010, an additional 100,000 RMB ($16,000) was repaid, leaving a balance of 400,000 RMB ($48,617).  The remaining balance 400,000 RMB was to be paid off by the end of June 2010 pursuant to the written contract; however, the Company obtained oral consent from the seller to extend the due date to December 31, 2011. As of the date of this report, the Company has not paid the remaining balance of 400,000 RMB and if the seller revokes the oral extension, the final payment will be in default and the seller will have the right to repossess the property and obtain an amount equivalent to 6 months rental expense for using the premises.

NOTE J - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individual shareholders of the Company, principally residents of China.  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of December 31, 2010 and June 30, 2010, funds borrowed to fund the current operations of the Company were $598,279 and $755,311, respectively.  In accordance with FASB ASC 835-30, the Company has inputted an interest charge of $51,820 and $60,277 which has been recorded in the financial statements for the six months ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and June 30, 2010, the Company had receivables from related parties aggregating $62,730 and $23,475, respectively. These balances relate to unsettled travel advances.

NOTE K - STOCKHOLDERS’ EQUITY

During the period from April 1, 2010 to June 30, 2010, the Company sold 2,378,750 shares and received $591,902 in cash as a result of a private sale of securities pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended.  During the six months ended December 31, 2010, the Company sold an additional 7,313,750 shares, also pursuant to Regulation S, for an aggregate amount of $1,819,872.  As of this report date, the shares have not yet been issued but have been reflected in the accompanying financial statements as though they were issued.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE L - WARRANT AGREEMENT

During the period August 2005 to October 2005, the Company issued 798,384 warrants in connection with a private placement.  The warrants vested immediately and were exercisable over a 5 year period. However, all of these warrants expired during the six months ended December 31, 2010

The following summarizes the warrants issued in connection with the Company’s private placement:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, June 30, 2010	798,334	$0.39

Granted	-	-
Exercised	-	-
Expired	(798,334)	$0.39

Balance, December 31, 2010	-	-

NOTE M – PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income  taxes  are  measured  based  on  the  tax  rates  expected  to  be  in  effect  when  the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Deferred tax assets consist of the following at:

	December 31, 2010	June 30, 2010
Timing difference related to inventory provisions	$132,803	$130,189
Net operating losses	622,000	350,000
Valuation allowance	(622,000)	(350,000)
Deferred tax asset	$132,803	$130,189

The deferred tax asset is the result of an inventory provision and related reserve of $843,000 (RMB 4,248,000 of which 2,130,310 RMB was recorded in 2010 and 2,117,776 RMB was recorded in 2009).  Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded offset by a deferred tax asset representing a timing difference.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE M – PROVISION FOR INCOME TAXES (CONTINUED)

The Company has a net operating loss carry forward as follows:

	December 31, 2010	June 30, 2010
International (China)	$1,120,400	$949,600
United States	709,400	378,000
	$1,829,800	$1,327,600

The operating losses are available to offset future taxable income. The foreign (China) net operating loss carryforwards can only be carried forward for five years and will commence expiring in the calendar year 2013.  The Company does not file a consolidated tax return in China. Therefore, the profitability of the individual Chinese companies will determine the utilization of the carryforward losses. The U.S. carryforward losses are available to offset future taxable income for the succeeding 20 years and commence expiring in the year 2027.

The components of income (loss) before taxes are as follows:

	For the Six Months Ended December 31,
	2010	2009
International (China)	$(152,700)	$36,000
United States	(328,500)	(108,500)
	$(481,200)	$(72,500)

The provision for income taxes consists of the following:

	For the Six Months Ended December 31,
	2010	2009
International (China)	$(16,138)	$(9,788)
United States	-	-
	$(16,138)	$(9,788)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the years ended June 30, 2010 and 2009, respectively, are as follows:

	For the Six Months Ended December 31,
	2010		2009
Federal statutory rate	(34.0	) %	(34.0	) %
State income taxes, net of benefit	3.3		3.3
Valuation allowance	30.7		30.7
Effective tax rate	-		-

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE N – FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC 820 which defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  ASC 820’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.

ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs:	Quoted prices for identical instruments in active markets.

Level 2 inputs:
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs:	Instruments with primarily unobservable value drivers.

NOTE O – INVESTMENT IN CHANGCHUN ZHONGSHEN BEVERAGE CO. LTD

In December 2010, the Company invested $23,102 (153,000 RMB) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”).  This investment represented a 17% interest in Zhonghsen.  Zhongshen is a retailor of ginseng juice and wine.  The Company will account for this investment utilizing the equity method.

NOTE P – OPERATING SEGMENTS

The Company presently organizes its business into two reportable farming segments: (1) the cultivation and harvest of ginseng for the production of ginseng beverages, and (2) the cultivation and harvest of grapes for the eventual production of wine and grape juice.

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different productions techniques and market to different classes of customers.

Six months ended December 31, 2010:

	Parent Company	Ginseng	Wine	Total
Revenues	-	973,175	-	973,175
Net loss	(331,335)	(128,337)	(37,697)	(497,369)
Total assets	260,172	7,515,455	2,314,883	10,090,510

Other significant items:
Depreciation and amortization	295	9,482	836	10,613
Interest expense	51,820	14,516	10,423	76,759
Expenditures for fixed assets	-	4,839	-	4,839

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE P – OPERATING SEGMENTS (CONTINUED)

Six months ended December 31, 2009:

	Parent Company	Ginseng	Wine	Total
Revenues	-	31,624	58,571	90,195
Net loss	(255,716)	195,739	(62,651)	(122,628)
Total assets	112,278	4,689,281	2,104,541	6,906,100

Other significant items:
Depreciation and amortization	-	14,140	411	14,551
Interest expense	60,277	-	10,228	70,505
Expenditures for fixed assets	-	1,186	-	1,186

NOTE Q – SUBSEQUENT EVENTS

Since December 31, 2010, the Company’s board of directors has approved the issuance of 1,338,750 shares of the Company’s common stock to investors who participated in a private placement conducted in accordance with Regulation S.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.  The Company conducts business through its four wholly owned subsidiaries located in Northeast China.  We have been granted 20 year land use rights to  3,705 acres of lands by the Chinese government for ginseng planting and we control through lease approximately 750 acres of grape vineyards.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.  In March 2008, we acquired Tonghua Linyuan Grape Planting Co, to plant wild mountain grapes. Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice production and wine production.

We believe that the shift of business focus to ginseng juice production and wine production will bring more profit to the Company in the long term. Before we decided to enter into the business of ginseng juice production, we conducted research regarding the market for functional drink and especially ginseng beverage. “Functional drink” is a drink product that is non-alcoholic, ready to drink and includes in its formulation non-traditional ingredients, including herbs, vitamins, minerals, amino acids or additional raw fruit or vegetable ingredients, so as to provide specific health benefits that go beyond general nutrition. In July 2010, China Lano Chiyip Research Institute conducted an extensive research on functional drinks in Chinese domestic market and published a report on its research results (the “Lano Chiyip Report”). According to the Lano Chiyip Report, revenue of functional drink sales of the entire Chinese market increased from 0.84 billion RMB in 2000 to 3 billion RMB in 2005. In recent years, with deteriorating natural environment and increasing pressure of daily life, there are more and more people having the so called “sub-health conditions”, which is defined by the World Health Organization as a state between health and disease when the patient experiences reduction in his or her vitality and adaptability although there is no defined disease diagnosed. At the same time, people in China are becoming more concerned about their health and quality of life.  There is increasing need for healthy food and drink, which has driven the growing market for functional beverages in China. China’s current consumption of functional drinks is only 0.5 kg/person annually, compared with 7 kg/person annually in Western countries. Therefore, we see great potential for sales of functional beverages in the China market.

Our ginseng beverage is a functional drink. According to our market research, there are approximately 10 types of ginseng drinks in the China market. To the best of our knowledge, all of our competitors’ ginseng drinks are produced by blending after extracting the main component of ginsenosides through chemical methods. The extraction of ginsenosides causes damage to the nutritional components of the ginseng.  We employ a different technology which preserves the nutritional components of ginseng and produces a more nutritious ginseng drink. Ginseng is one of the most widely used herbs in Chinese medicine for thousands of years. It is well acknowledged by most Chinese as a panacea capable of treating a wide variety of syndromes. Based on our observations regarding ginseng’s popularity and credibility with Chinese consumers, we plan to market our ginseng beverage as a luxurious and high-end brand beverage in China. We believe that we will require approximately three to five years to establish our brand.

Since we shifted the focus of our business in August 2010 into the ginseng beverage business and the wine business, we have started to store our raw material in 2008 and sell very limited self-produced ginseng. However, as our new business is in the initial stages, we need to spend capital to promote our new products and develop our market. As we are in the initial stage of ginseng beverage and wine business, we cannot assure the demands for our ginseng beverage and wine will be profitable in the short term and there is no guarantee that we will be able to generate the revenue with ginseng beverage and wine business. Considering the current outstanding unpaid loans we have, our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern. As of December 31, 2010, the cash balance on hand for the Company was $134,339.

In order to meet the challenge, we are taking the following actions:
•	We plan to seek additional capital to support our operation through a private placement pursuant to Regulation S;
•	We are recruiting distributors for ginseng beverage and wine products and we intend to recruit one general distributor for ginseng juice and one for wine in every city in which we sell our products;

Although China Ginseng Holdings has not generated any revenues from its wine businesses, the revenue from ginseng beverage is $42,820 for the quarter ended December 31, 2010. We believe there is future potential in our business due to the fact that (i) the China Ginseng market is gradually recovering, (ii) the demand and the price is in the uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control was not affected by the government restrictions), and (iii)  as of the date of this filing, we have already entered into binding agreements with nine distributors for our  beverage in different cities.

As the impact of the shift in the focus of our business away from the ginseng business and into the ginseng beverage business, and also the wine business is uncertain, our past revenues and other financial results will not provide a meaningful basis for future performance given the material change in our business and there is no guarantee that we will be able to attain profitability in the foreseeable future.

Our Subsidiaries:

Our business in China is currently conducted through four wholly owned subsidiaries located in Northeast China, the current operational status of each of these businesses as of the date of this filing is as follows:

•	Yanbian Huaxing: planting ginseng for use as raw material in our ginseng beverage and selling ginseng to the market if the ginseng produced is not qualified to be used for ginseng beverage;
•	Jilin Ganzhi : processing fresh ginseng and canned ginseng;

•	Tonghua Linyuan: growing grapes and reserving grape juices for wine production;
•	Jinlin Huamei: sale department of our ginseng beverage and wine;

As of the date of this filing, each of our four subsidiaries operates as an essential part of our integrated business and all of our businesses are operational.

Our Products:

Previously, through Yanbian Huaxing, we focused on the farming, processing, distribution and marketing of Asian and American Ginseng and related byproducts in the following varieties:

•	Fresh Ginseng: For pharmaceutical, health supplement, cosmetic industry and fresh consumption.

•	Dry Ginseng: Dried form for pharmaceutical and health supplement consumption.

•	Ginseng Seeds: Selling of ginseng seeds.

•	Ginseng Seedling: Selling of ginseng seedling.

Ginseng's growing cycle is from April to September, six months a year.  Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in Autumn. The seeds can be sowed in September or next Spring. It takes 10 days to germinate and the growing cycle for seedling is 10 days. For every hectare cultivated, we can harvest approximinately 18 to 20 kg ginseng. As of June 2010, our planting area for ginseng is 443,830 square meter.

Since August 2010, we have gradually shifted our business focus from direct sale of ginseng and ginseng byproducts to production and sale of canned ginseng juice and wine.

Through Jilin Ganzhi, we are producing two types of canned ginseng juice:

•	Ganzhi Asian Ginseng Beverage

•	Ganzhi American Ginseng Beverage

Through Tonghua Linyuan, we have already grown and crushed the grapes from our vineyards and have the juices reserved.  We plan to start wine production in March 2011 and sales in April, 2011. We have contracted for the production of the wine with a third party producer.

We plan to produce and sell two kinds of wine:

•	Bingqing Ice Wine

•	Pearl in the Snow (Red)

New Focus of Our Business

Canned Ginseng Juice

Currently, there are approximately 10 types of ginseng drinks on the market.  The price range for those products is between 4 –30 RMB per can (about USD $0.60-$ 4.51).

The most important component of ginseng is ginsenoside. Based upon reading of our competitors’ product labels, all of their ginseng drinks are produced by blending after extracting ginsenosides through chemical methods. The extraction of ginsenosides will cause damage to its nutritional components.  Our technology is different from that traditional method.  We squeeze out the natural juice from fresh ginseng as the main material plus natural extracts like xylitol, citric acid and steviosides as subsidiary ingredients. We have farming technician periodically inspect farmers to ensure they follow our growing guidelines to control the quality of the fresh ginseng.  We use low residue pesticide and biodegradable fertilizer for ginseng planting. And we use xylitol instead of sugar to lower calories.  Further, products made with xylitol do not cause a sour taste.

The reason direct squeezing is not commonly used in canned ginseng juice is that it needs fresh ginseng as a raw material and preservation of fresh ginseng is very difficult. However, our drink formula enables us to use refrigerated ginseng as raw material to produce canned ginseng juice. Although it is refrigerated, we are still able to preserve the freshness of the ginseng in final products.  The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance.

In order to produce canned ginseng juice, we store our fresh ginseng in refrigerated warehouse space. We are currently renting a refrigerated warehouse (-20° C degree) to store all fresh ginseng inventory necessary for production of the ginseng beverages. Monthly rent for the refrigerated warehouse is RMB 4,500 (about USD $676.86). We commenced production in August 2010 and sales in October, 2010. However, as we are in the initial stage of the ginseng beverage business, we cannot assure that we will generate profits from the sale of our ginseng beverage in the short term, if at all.

We own our production plant at which the ginseng beverage is produced.  The plant is certified by the Chinese government as a Good Manufacturing Process facility, which is required for our production of these products.  Good Manufacturing Process standards cover organization and personnel, building and facilities, equipment, materials, hygiene and sanitation, validation, documentation, production management, quality management, production distribution and recall, complaints and adverse reactions report, and self-inspections.

Wine

Our grapes grow on 750 acres of land leased from a group of individual farmers, paying approximately $37.50 per acre a year for 15 years.  This lease expires on December 31, 2014.   Our vineyard is located in Ji’An City, Jilin Province, North Latitude 41 degree with average temperature of 7.5°C, annual precipitation 800mm-1000mm, frost free period 150 days out of a year.  Ji’An is the largest grape growing area in Asia. Our current estimated grape production is 565 tons annually.

The grape growing cycle is from April to September, five to six months a year. For grapes, every acre can produce approximately 750 kg grapes annually.

As of the date of this filing, Tonghua Linyuan has reserved 1,170 tons of grape juice for fermentation stored in 16 stainless holding tanks. The harvesting cycle of grapes takes around 5 months. We plant in April and harvest in the middle of September. Last fall we harvested 562.5 tons of grapes in average and produced 281 tons of juice.  We let the juice ferment for 40 days and sealed it in barrels in December.

We plan to start production of wine in March 2011 and sales in April 2011. We have a written production agreement with Tonghua Jinyuanshan Winery (“Tonghua Winery”) to produce wine for us from May 20, 2009 to May 19, 2012. Under the terms of the agreement, we provide Tonghua Winery with grape juice, bottling supplies and packaging supplies, and Tonghua Winery produces and bottles the wine with a charge of approximately $0.15-0.22 per bottle (approximately $0.15 per bottle for processing red wine and approximately $0.22 per bottle for processing ice wine).

Distribution

We intend to recruit one general distributor for our products of ginseng beverage and wine in every city.  The city level distributor can recruit the second level distributors.  In addition to recruiting general distributors, in some major cities, Jinlin Huamei will establish sale branch offices to facilitate the local sales. Our direct sale will target at customers of high end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists attractions, airport and high speed trains.

We have started negotiating distribution and sales agreements with potential general distributors. Currently, we have signed 10 general distributors for our ginseng beverage and 1 general distributor for our wine. Our development plan is to recruit up to 550 city level distributors for our ginseng beverage and up to 2,000 second level distributors in the next three to five years; and to recruit up to 400 city level distributors for our wine in the same timeframe.

Competitive environment

The market for ginseng products and wine is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In addition, starting August 2010, we have gradually shifted our business from farming to producing ginseng juice and wine with our crops as raw materials. Given this shift of focus of our business, past financial results are not indicative of future performance. Furthermore, we cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Inventory

Our inventory consists of fresh and dried ginseng as well as crushed grapes and is stated at the lower of cost or market value.  Cost is determined using the First-In, First-Out (FIFO) Method.

Ginseng Crops and Grape Crops

The Company uses the full absorption costing method to value its ginseng crops and grape crops.  Included in crop costs are seeds, labor, applicable overhead including depreciation, and supplies. Common costs are allocated in each period based upon the total number of hectors under cultivation during the period.

Ginseng's growing cycle is from April to September, six months a year.  Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in the fall. The seeds can be sowed in September or next spring, it takes 10 days to germinate and the growing cycle for seedling is 10 days. The grape growing cycle is from April to September, five to six months a year.

For ginseng, every hectare can harvest 18 to 20 kg ginseng; for grapes, every acre can produce approximately 1500 kg grapes. As of December 31, 2010, the planting area for ginseng is 111 acres, and the planting area for grapes is 750 acres.

The carrying value of the ginseng crops and Grape crops is reviewed on a regular basis for any impairment in value using management’s best estimate as to expect future market values, yields and costs to harvest.  Costs accumulated on the acres expected to be harvested during the next fiscal year have been classified as a current asset.

Revenue Recognition

The Company’s primary source of revenue has been from the sale of fresh and dried ginseng and in the year ended June 30, 2010, one bulk sale of crushed grapes.  Currently, the Company is processing the ginseng and storing the stock for future juice production which it plans to commence in early 2011.  The grapes harvested in 2009 have been crushed and the juice produced has been stored in storage tanks.  The Company plans to do the same for grapes harvested in 2010. Ginseng is planted in the Spring (March) and Fall (September) of each year and is generally harvested in September.  It usually takes up to 6 years for a ginseng root to mature, although, senior maturity can take up to 8 years.

Harvested ginseng can be sold in two ways: (1) fresh ginseng which can be sold immediately and stored in refrigerators for up to 3 years; and (2) dried ginseng which is processed and dried via sunlight and steam machines. Drying is a two month process.  Dried ginseng can be stored up to 5 years. The Company has focused on selling dried ginseng as it is more profitable than selling fresh ginseng. The Company has also been storing fresh ginseng for future juice manufacturing.

When the Company sells ginseng, it receives orders prior to harvest.  For major customers, 20% to 30% is paid upon delivery as payment in advance.  The balance is billed after the customer incurs a lengthy inspection process which can take up to 60 days.  Until the customer finalizes its inspection and deems the shipment acceptable, the shipment is still the property of the Company.  Upon customer’s completion of inspection and approval, the sale is then recognized and the balance of the invoice price is sent to the Company. For smaller sales, the customers pick up the ginseng from the Company, pay in cash at the time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon payment. The Company had one bulk sale of crushed grape juice and recognized the sale when the tanker left the vineyard.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When ginseng is shipped to a customer, the customer is entitled to an inspection process which could take up to 60 days.  Upon completion of the inspection and approval process, the customer notifies the Company and a sale is recorded.  The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  Account balances are written off against the allowance if management determines the receivable is uncollectible.  The Company’s standard terms stipulate payment in 60 days and consider a receivable to be uncollectible after one year or when appropriate collection efforts have been exhausted.

Vineyard Development Costs

Vineyard development costs consist primarily of the costs of the vines and expenditures related to labor and materials to prepare the land and construct vine trellises. The costs are capitalized within Property and Equipment. When the vineyard becomes commercially productive, annual amortization is recognized using the straight-line method over the estimated economic useful life of the vineyard, which is estimated to be 40 years. All of the Company’s vineyards are considered commercially productive.  Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.

Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Going Concern

As of June 30, 2009, the Company had a working capital deficiency of $1,041,681.The report of our independent registered public accounting firm on the financial statements for the year ended June 30, 2010 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  To address the Company’s cash flow problems, management plans to take a series of actions, including raising capital through additional financings and continuing its efforts to recruit distributors for ginseng beverage and wine products.  Management believes that these actions will enable the Company to continue to finance its operations and allow it to move towards profitability in the coming year.  Since June 30, 2010, the Company has raised an additional $1,227,970 in cash through a private placement conducted in accordance with Regulation S. As of the six months ended December 31, 2010, our working capital turns to positive of $1,639,488; increased $3,707,487 compared to the deficit of $ 2,067,999 for the six months ended December 31, 2009

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 (ASC 855-10-05) also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 (ASC 855-10-05) is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the year ended December 31, 2009. SFAS 165 (ASC 855-10-05) requires that public entities evaluate subsequent events through the date that the financial statements are issued. In February 2010, FASB issued Accounting Standards Update 2010-09, “Subsequent Events-Amendments to Certain Recognition and Disclosure Requirements,” removed the requirement that public entities disclosed the date through which subsequent events have been evaluated

Result of Operations

Comparison of results for the three months ended December 31, 2010 and 2009:

Revenue

	Three Months ended December 31,
Products	2010	2009
Ginseng (Production)	$510,717	$-
Ginseng (Purchase for Resale)	366,340	-
Seeds and Seedlings	-	-
Grape	-	58,579
Ginseng Beverage	42,820	-
Total	$919,877	$58,579

Our total revenue increased from $58,579 for the three months ended December 31, 2009 to $919,877 for the three months ended December 31, 2010, an increase of $861,298 or 1,470.32%. The increase was primarily attributable to the sales of ginseng and ginseng juice sales which had not occurred in the same period time of 2009.  Sales were supported by increased market demand, increased ginseng market price and our marketing effort to the previously unaddressed beverage market. For the three months ended December 31, 2011, about $42,820 or 4.7% of our revenue was generated from our new ginseng juice product; while approximately $366,340 or 39.80% was the results of resale of ginseng purchased from the market to major customers; and the remaining $510,717 or 55.54% was a result of revenue generated from our own farming production.

Cost of Goods Sold

	Three Months ended December 31,
Products	2010	2009
Ginseng (Farming)	$498,318	$-
Ginseng (Purchase for Resale)	286,800	9,405
Write down of Ginseng crops to net realizable value	-	-
Grape Sale	-	58,579
Ginseng Beverage Production	34,104	-
Wine Sale	-	-
Total	$819,222	$67,984

Our total cost of goods sold increased from $67,984 for the three months ended December 31, 2009 to $819,222 for the three months ended December 31, 2010, an increase of $751,238 or 1,105.02%. The primary reason for the increase was we had a cost of $498,318 for purchasing ginseng for resale; a cost of $286,800 for ginseng production; a cost of $34,104 for ginseng beverage production.  Cost of sales as a percentage of revenue decreased from 100% to 89% as compared to the three months ended December 31, 2009.

Selling General and Administration Expenses

Sales costs, general expenses and administrative expenses increased significantly from a $44,170 for the three months ended December 31, 2009 to $ 224,172 for the three months ended December 31, 2010, an increase of $180,002 or 407.52%.  The increase is mainly from the rise in general administrative expenses and marketing expenses for our new business, the ginseng juice and grape wine operations.

Depreciation and Amortization

Depreciation and amortization was $4,620 for the quarter ended December 31, 2010, compared to $7,567 for the quarter ended December 31, 2009, a decrease of $2,947 or 63.79%.

Interest Expense

Our Interest expense increased by $9,383, from $35,258 for the quarter ended December 31, 2009 to $44,641 for the quarter ended December 31, 2010, representing a 26.61% increase.  . The change in imputed interest to related party loans and the interest paid to bank loans for Ganzhi building is the primary reasons for the increase in interest expense.

Income Tax Expense

Income tax expense for the quarter ended December 31, 2010 is $16,138, an increase of $6,350 or 64.88% from $9,788 for the quarter ended December 31, 2009. This income tax expense relates to taxes payable in China by the Company’s subsidiaries, Yanbian Huaxing and Jilin Huamei.  The increase in income tax expense is due to increased taxable income by Jilin Huamei in the quarter ended December 31, 2010.

Net Loss

The Net Loss for the quarter ended December 31, 2010 was $188,916; an increase of $82,606 or 77.70% compared to a net loss of $106,310for the quarter ended December 31, 2009. The increase is primarily due to the increase in operating expenses and administrative expenses. There also was an increase in the cost of producing ginseng and in purchasing ginseng for resale.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have currently financed our operations and capital expenditures through loans from related parties, including officers, directors and other shareholders of the Company and capital raised through a private placement pursuant to Regulation S as well. Our current activities are related to developing our new business strategy: the sale of ginseng juice and wine products.

As of December 31, 2010, we had working capital of $1,639,488 compared to a working capital deficit of $2,067,999 as of June 30, 2010.

As of December 31, 2009, and as of December 31, 2010, there was no change in our loan payments since the loans remained constant.  Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender.

As of December 31, 2010, and as of December 31, 2009, we had notes payables of approximately $598,279 and $1,570,936 to related parties, respectively. These amounts are mainly due to the working capital demands of the business and are interest free. As of December 31, 2010, we had additional notes payables of approximately $60,398 due to the building purchase of beverage business.

As of December 31, 2010 we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We started our ginseng beverage production in August 2010 and sales in October, 2010.  As of June 30, 2010, we raised capital $591,902 through private financing pursuant to Regulation S. Since June 30, 2010, we raised an additional $1,227,970 in private financing pursuant to Regulation S. We intend to continue to seek additional financing until such time as we are able to support our growth through our operations. Meanwhile, we intend to continue to try and recruit the distributors in different cities in order to increase our sales. If we are unable to raise additional cash through financing activities prior to our operations yielding sufficient cash to support our planned growth and expansion, we may have to significantly reduce our operations, which could have a material adverse effect upon our business.

Comparison of results for the six months ended December 31, 2010 and 2009:

Revenue

	Six Months ended December 31,
Products	2010	2009
Ginseng (production)	$520,654	$-
Ginseng (purchase)	409,701	31,616
Grape	-	58,579
Ginseng Beverage	42,820	-
Total	$973,175	$90,195

Our total sales increased from $90,195 for the six months ended December 31, 2009 to $973,175 for the six months ended December 31, 2010, an increase of $882,980 or 978.97%. The increase was primarily attributable to the sales of ginseng and ginseng juice sales which had not occurred in the same period time of 2009.  Sales were supported by increased market demand, increased ginseng market price and our marketing effort to the previously unaddressed beverage market. For the six months ended December 31, 2010, about $42,842 or 4.4% of our revenue was generated from our new ginseng juice product; while approximately $409,696 or 42.10% was the results of resale of ginseng purchased from the market to major customers; and the remaining $520,647 or 53.50% was a result of revenue generated from our own farming production.

There was a significant decline from 2008 to 2009 in the price of ginseng due to the global recession and local market conditions. Demand for herbal medicine exports declined in 2008, creating a significant oversupply in China. The price gradually recovered in 2009 after production fell in the nearby region of Heilongjian. In addition, the Chinese government restricted the amount of land available for ginseng farming. Land under our company’s control was not affected by the government restrictions.

Cost of Goods Sold

	Six Months ended December 31,
Products	2010	2009
Ginseng (Farming)	$505,528	$-
Ginseng (Purchase for Resale)	260,842	24,319
American Ginseng (Purchase for Resale)	64,007
Write down of Ginseng crops to net realizable value	-	-
Grape Sale	-	58,579
Ginseng Beverage Production	34,104	-
Wine Sale	-	-
Total	$864,481	$82,898

Our total cost of goods sold increased from $82,898 for the six months ended December 31, 2009 to $864,481 for the six months ended December 31, 2010, an increase of $781,583 or 942.82%. The primary reason for the increase was an increase in the cost of purchasing ginseng for resale; In addition, the company had a cost of $505,528 for ginseng production, a cost of $64,007 for purchasing American ginseng for resale, and a cost of $34,104 for ginseng juice production. Cost of sales as a percentage of revenue decreased from 92% to 89% as compared to the prior comparative period.

There was no cost for ginseng production and American ginseng resale for the six months ended December 31, 2009 due to the market demand. And we just started to produce out ginseng juice in August 2010, so we did not have any cost of ginseng juice in the six months ended December 31, 2009.

Our cost of purchasing ginseng for resale increased substantially from $14,914 in the six months ended December 31, 2009 to $260,842 in the six months ended December 31, 2010 primarily because the quantity and quality of the ginseng we purchased increased. During the six months ended December 31, 2009, we purchased dry ginseng for resale. During the six months ended December 31, 2010, we purchased 43,066kg of fresh ginseng and processed it into dry ginseng to resale.

Selling, General and Administrative Costs

Sales costs, general expenses and administrative expenses increased significantly from negative $5,358 for the six months ended December 31, 2009 to $ 502,503 for the six months ended December 31, 2010, an increase of $507,861.  The increase is mainly from the rise in general administrative expenses and marketing expenses for our new business – the ginseng juice and grape wine operation. In order to develop our new business and promote our new products, company representatives attended most national agriculture exhibitions and food exhibitions during the period and promoted our ginseng juice through various channels.

Depreciation and Amortization

Depreciation and amortization was $10,613 for the six months ended December 31, 2010 compared to $14,551 for the six months ended December 31, 2009, a decrease of $3,938 or 37.11%.

Interest Expense

Our Interest expense increased by $6,254, from $70,505 for the six months ended December 31, 2009 to $76,759 for the six months ended December 31, 2010, representing a 8.87% increase.  The change in imputed interest on related party loans and the interest paid to bank loans for Jilin Ganzhi building are the primary reasons for the increase in interest expense.

Income Taxes

Income tax expenses for the six months ended December 31, 2010 was $16,138 compared to $9,788 for the six months ended December 31, 2009.   This income tax expense relates to taxes payable in China by the Company’s subsidiary, Yanbian Huaxing and Jilin Huammei. The increase in income tax expense is due to the additonal income generated by Jilin Huamei for the three months ended December 31, 2010.

Net Income (Loss)

We had a net loss of $497,369 for the six months ended December 31, 2010 and a net loss of $82,311 for the six months ended December 31, 2009, an increase of $415,058, or 504.26%.  The net loss is primarily due to the increase in operating expenses and administrative expenses. There also was an increase in the cost of producing ginseng and in purchasing ginseng for resale.

Discussion of Cash Flow

Cash flows results for the six months ended December 31, 2010 and the six months ended December 31, 2009 are summarized as follows:

	December 31, 2010	December 31, 2009
Net cash provided by(used in) operating activities	$(1,761,988)	$(780,008)
Net cash provided by(used )in investing activities	$(27,941)	$(3,186)
Net cash provided by financial activities	$1,640,220	$777,711

Operating activities
Cash flows used in operating activities increased by $981,980 for the six months ended December 31, 2010 compared to the same period of 2009. This change was primarily the result of an increase in net losses of $ 415,058, in addition to an increase in accounts receivable of $662,763, a decrease in inventory of $110,150 an increase in prepaid expense of $1,419,550 and a decrease in accounts payable of $652,078. These amounts were offset by an increase in receivable in advance of $710,698. The increase in accounts receivable primary was due to the sales of ginseng held by Yanbian Huaxin.  The inventory decreased due to the ginseng juice production by using reserved raw materials. An increased in prepaid expense was due to the Company increase advance to suppliers to maintain good relationship with the suppliers.

A decrease in our accounts payable was because we paid accounts payable with the cash generated from financial activities; and an increase receivable in advance is primary due to the deposit we received from our ginseng customers.

Investing activities

Cash flows used in investing activities amounted to $27,941 for the six months ended December 31, 2010, which consisted of a long-term investment of $23,102 and a purchase of property of $4,839. In November 2010, Jilin Huamei spent $4,839 purchasing a MiniVan for business use.  In December 2010, the Company invested $23,102 (153,000 RMB) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine.  The Company will account for this investment utilizing the equity method.

Our cash flow used in investing activities amounted to $3,186 in the six months ended December 31, 2009, which consisted of a purchase of equipment. During the period time of December 31, 2010, Company purchased two computers, a printer and a projector as office equipment.

Financing activities

Our cash flows provided by financing activities for the six months ended December 31, 2010 was $1,640,220, which consist of proceeds from sale of common stock of $1,189,872 and proceeds from related party loans of $29,781, offset by repayment to related party loans of $193,433 and repayment of notes payable of $16,000.

Cash flows provided by financing activities for the six months ended December 31 2009 was $777,711, which consist of proceeds from related party loans of $885,916, offset by repayment to related party loans of $108,205.

Cash flows provided by financing activities increased by $862,509 or 110.90% in the six months ended December 31, 2010 compared to the same period in 2009.

Commitments and Contingencies

The Company has employment contacts with key individuals including the President of the Company.  The total commitment per year was approximately $36,200 in 2009 and $36,200 in 2010.

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectares of land (3,705 acres) to grow ginseng.  These grants are for twenty years and are set to expire in 2025. These grants can be renewed, although there is no assurance that the Chinese government will renew them in the future.

The Company is obligated to pay back a loan of $292,492 to Ji’An Credit Cooperatives (the debt carried from Tonghua Linyuan), secured by all assets of Tonghua Linyuan until the loan is repaid.  The loan was due for repayment on February 4, 2003.  The Company is currently in default on the loan and the lender has verbally agreed not to call the loan. We intend to pay off the loan when the ginseng beverage production and wine production business generates sufficient profit.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

Internal Control and Procedures

We maintain our books and records in accordance with PRC GAAP and then convert to U.S. GAAP for reporting using an external consultant engaged by the Company. Our accounting staff has one Chief Financial Officer and four accounting managers plus five additional accounting staff members. To be more specific, each of our four subsidiaries has one accounting manager and one accounting staff member responsible for its financial accounting and cost accounting under the supervision of the CFO.  There is  one accounting staff  member in China Ginseng Holding Inc to assist the CFO to do data analysis, capital /fund management. We control and convert our books and records by the following procedures:

First, our accounting staff creates and maintains our books and records in accordance with PRC GAAP. They record transactions based upon a variety of source documents, including invoices, inventory vouchers, payment requisitions, cash advance applications and other source documentation. They gather the source documents and prepare the vouchers for payment or receipt records, attaching invoices or payment receipts with the vouchers.

Then, the accounting staff members submit the vouchers to our CFO for review and approval.

Upon approval of the CFO, the accounting staff utilizes the Kingdee system for processing and recording all accounting transactions. If any adjustments are instructed by the CFO, the accounting staff will input such adjustment in the Kingdee system.  Kingdee is a leading software provider in China and the Asia Pacitific Region whose software is utilized by a large number of Chinese companies.  Transactions are recorded by the accounting staff in the Kingdee system on a daily basis. Our CFO checks the recorded books on the Kingdee system daily to ensure that they are recorded correctly and any adjustments that she deems necessary are properly posted in the system. In addition, our accounting staff regularly performs a sequential check on the vouchers to ensure that all vouchers are accounted for properly.

Further, on monthly basis, our accounting staff generates monthly internal financial statements for management’s review.

Following management’s review, the records will be passed to our outside consultant for U.S. GAAP conversions and preparation of consolidated financial statements. The outside consultant also reviews the records and suggests adjustments to us for any items, which he notes during his review.

After that he will convert the records to US GAAP, prepare the consolidated financial statements and relevant notes for SEC reporting. The CFO and the directors of the Company then review and comment on the draft consolidated financial statements before passing such statements to our external auditors for audit and review purposes.

The outside consultant we have engaged is the general manager of the Changchun office of Crowe Horwath China CPA Co., Ltd.  (“Crowe Horwath China”) located at Crowe Horwath China Certified Public Accountants, 10th Floor of Runtian International No. 889, Kangping Street, Changchun 130061. Crowe Horwath China is headquartered in Beijing, China and has 31 branch offices in China.  Crowe Horwath China has provided annual audit services for more than 100 listed companies in China, large and medium sized enterprises and conglomerates, and services for over 40 large and medium sized enterprises in terms of IPO, share allotment, additional equity offer, Merger & Acquisition. Crowe Horwath China also offers financial advisory and internal control system design services to more than 80 companies. In addition to his professional experience at Crowe Horwath, our external consultant was previously the CFO of a U.S. listed company (OTCBB) from 2006 to 2008. As CFO, he was responsible for the Company’s compliance with the Management’s assessment and reporting on internal control over financial reporting. Our outside consultant is a member of China Institute of Certified Public Accountants (“CICPA”) with 16 years auditing experience. He attended seminars held by the Hong Kong Institute of Certified Public Accountants (“HKICPA”) & the CICPA in relation to USGAAP training. Though he does not hold or maintain any professional designations such as Certified Public Accountant (U.S) or Certified Management Accountant, our external consultant has significant U.S. accounting and finance experience. He is hired by us as outside accounting consultant yearly.

Our CFO, Ms. Ying Ren, has been with the Company as a CFO since September 2005.   Prior to joining us, she was the CFO of the Guofu Group Inc., a manufacturer and exporter of auto parts, from March 2001 to August 2005.  She holds a Bachelor Degree from Taxation (Revenue) College and has significant financial reporting experience. The current employee contract we have with the CFO will expire on January 1, 2014.

We currently do not have a separate audit committee; our Board of Directors provides oversight of the evaluation of the internal control conducted by the management over financial reporting.  Our Board of Directors is comprised of five directors, three of who attended training courses held by university regarding corporate finance and U.S. GAAP. Our accounting team performs an evaluation on quarterly basis, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer and our external consultant, of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was designed to evaluate if our disclosure control and procedures provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that the information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, our management including our Chief Executive Officer and Chief Financial Officer, conclude whether that the disclosure controls and procedures are effective as the date in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Once the conclusion of the evaluation is reached, the management will submit the evaluation with the related periodical financial report for the board’s review and approval.

Due to SEC comments we received concerning our registration statement on Form 10, we conducted further research about the lack of recording of imputed interest on related party loans, the lack of recording of amounts under subcontracting agreements with farmers to cultivate the Company’s ginseng crops and an error in the recording of negative goodwill on a previous acquisition for the years ended June 30, 2009 and 2008. Baaed on this further research, management has determined that we have a material weakness. This material weakness caused in our financial statements lack of recording of imputed interest on related party loans, the lack of recording of amounts under subcontracting agreements with farmers to cultivate the Company’s ginseng crops and an error in the recording of negative goodwill on a previous acquisition. These mistakes flowed through to our financial statements for the year ended June 30, 2009 and 2008 and for the nine months ended March 31, 2010 and 2009 (unaudited). On December 17, 2010, the Board of Directors concluded that the consolidated financial statements included in the Registrant’s Registration Statement on Form 10 for the years ended June 30, 2009 and 2008 and for the nine months ended March 31, 2010 and 2009 (unaudited), should no longer be relied upon and we need to restate our previously issued audited financial statements for the related reporting periods. As a result, we filed a Form 8-K on February 7, 2011stating the above, presenting the effects of restatements due to the lack of recording of amounts under subcontracting agreements with farmers to cultivate the Company’s ginseng crops and an error in the recording of negative goodwill on a previous acquisition.  .

Although we have restated the consolidated financial statements included in the Registrant’s Registration Statement on Form 10 for the years ended June 30, 2009 and 2008 and for the nine months ended March 31, 2010 and 2009 (unaudited), we believe our internal control and procedures are ineffective as of December 31, 2010, in that we do not have accounting staff with sufficient knowledge of U.S. GAAP and our reliance on outside consultant to convert our records to U.S. GAAP.

Since December 2010, we have been working to take corrective steps. We plan to reevaluate our internal controls, complete our documentation and seek to recruit experienced professionals to augment and upgrade our accounting staff. No assurance can be given that we have identified all the material and significant internal control weaknesses or that we will be able to adequately remediate existing deficiencies in our internal controls. Although we believe that these corrective steps we plan to take will remediate the material weakness discussed above when all of the additional accounting staff positions are filled, we cannot assure you that this will be sufficient. WE may be required to expend additional resources to identify, assess and correct any additional weakness in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404(a) of the Sarbanes-Oxley Act.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

During the period ending December 31,2010 the Company sold 2,355,000 shares of its common stock at $0.25 per share for proceeds of approximately $847,263, pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S with regard to issuances to non-U.S. citizens or residents.

(b)                 Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Ginseng Holdings, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	February 22, 2011	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	February 22, 2011
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	February 22, 2011