Form 10-Q/A
period 2010-09-30
China Ginseng Holdings Inc
filed 2011-03-14
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

China Ginseng Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3348253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

64 Jie Fang Da Road Ji Yu Building A, Suite 1208 Changchun City, China	130022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone (01186) 43185790039

SEC File Number:  000-54072

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
Yes ☐ No ☒

As of November 20, 2010 there were 40,661,047 shares issued and outstanding of the registrant’s common stock.

EXPLANATORY NOTE

We are filing this Form 10-Q/A for the period ended September 30, 2010 (“Amended Report”) to respond to the SEC comments we received on our Form 10-12G (filing No. 000-54072) revising our originally filed Form 10-Q (“Original Report”) for this same period regarding the effectiveness of internal controls over financial reporting (ICFR) for the three months ended September 30, 2010.  This Amended Report does not reflect events occurring after the filing of the Form 10-Q on November 22, 2010, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of November 22, 2010. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

PART I — FINANCIAL INFORMATION

ITEM 1

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(Unaudited)	Audited
CURRENT ASSETS
Cash	$190,311	$171,111
Accounts receivable - net	71,426	45,245
Inventory	1,185,975	1,119,542
Ginseng crops, current portion	49,515	308,764
Due from related parties	38,170	23,475
Prepaid expenses	117,057	30,503
Total Current Assets	1,652,454	1,698,640

PROPERTY AND EQUIPMENT, net	2,611,330	2,563,317

OTHER ASSETS
Ginseng crops, non-current portion	3,850,355	3,527,967
Intangible assets-patents, net	9,326	9,225
Receivable from farmers	170,166	157,665
Deferred income tax asset	131,568	130,189
Total Assets	$8,425,199	$8,087,003

CURRENT LIABILITIES
Loan payable to financial institution	$298,458	$294,512
Note payable – building purchase	1,268,448	1,251,675
Notes payable – related parties	766,237	755,311
Accounts payable	795,892	887,945
Accrued expenses	351,146	350,652
Taxes payable	208,334	205,758
Payments received in advance	212,877	20,786
Total Current Liabilities	3,901,392	3,766,639

LONG-TERM PAYABLE – Farmers	453,775	420,440
Total Liabilities	4,355,167	4,187,079

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000
shares authorized; 38,306,047 and 36,776,047
shares issued and outstanding at September 30 and June 30,
2010, respectively	38,306	36,777
Additional paid-in capital	5,531,820	5,125,683
Accumulated deficit	(2,036,045)	(1,727,592)
Accumulated other comprehensive income	535,951	465,056
Total Stockholders’ Equity	4,070,032	3,899,924
Total Liabilities and Stockholders’ Equity	$8,425,199	$8,087,003

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2010	2009

REVENUE	$53,298	$31,616

COSTS AND EXPENSES
Cost of goods sold	45,259	14,914
Selling, general and administrative expenses	278,381	(49,528)
Depreciation and amortization	5,993	6,984
Total Costs and Expenses	329,633	(27,630)

INCOME (LOSS) FROM OPERATIONS	(276,335)	59,246

NON OPERATING (EXPENSE)
Interest expense	(32,118)	(35,247)
Net Other (Expense)	(32,118)	(35,247)

(LOSS) INCOME BEFORE INCOME TAXES	$(308,453)	$23,999

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	$(308,453)	$23,999

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	37,298,087	34,397,297
Diluted	37,298,087	34,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$(308,453)	$23,999
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	30,845	29,685
Imputed interest	26,958	30,128
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(26,181)	138,689
(Increase) decrease in inventory	(129,572)	(90,830)
(Increase) decrease in prepaid expense	(86,554)
(Increase) decrease in due from related parties	(14,695)	(9,798)
(Increase) decrease in receivable from farmers	(12,501)	(15,605)
(Increase) decrease in payable to farmers	33,335	36,027
Increase (decrease) in accounts payable	(92,053)	(652,866)
Increase (decrease) payments received in advance	192,091
Increase (decrease) in accrued expenses	-	27,711
Net cash provided by (used in) operating activities	(386,780)	(482,860)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(3,186)
Net cash provided by (used in) investing activities	-	(3,186)

Cash Flows from Financing Activities:
Proceeds from sale of common stock for cash	380,708	-
Proceeds from loans payable to related parties	-	496,203
Net cash provided by (used in) financing activities	380,708	-

Effect of exchange rate on cash	25,272	(2,962)

Increase (decrease) in cash	19,200	7,195

Cash at beginning of period	171,111	10,227

Cash at end of period	$190,311	$17,422

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2010	2009
		(Restated)
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	-	-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2009	34,397,297	$34,398	$4,420,548	$(1,078,865)	$452,125	$3,828,206

Issuance of private placement shares for cash at $0.2488 per share	2,378,750	2,379	589,523	-	-	591,902
Imputed interest for related party loans	-	-	115,612	-	-	115,612
Net loss for the year ended June 30, 2010	-	-	-	(648,727)	-	(648,727)
Translation adjustment	-	-	-	-	12,931	12,931
Total comprehensive loss	-	-	-	-		(635,796)
Balance, June 30, 2010	36,776,047	36,777	5,125,683	(1,727,592)	465,056	3,899,924

Imputed interest for related party loans	-	-	26,958	-	-	26,958
Issuance of private placement shares for cash at $0.2488 per share	1,530,000	1,529	379,179	-	-	380,708
Net loss for the three months ended September 30, 2010	-	-	-	(308,453)	-	(308,453)
Translation adjustment	-	-	-	-	70,895	70,895
Total comprehensive loss	-	-	-	-	-	(237,558)
Balance, September 30, 2010 (Unaudited)	38,306,047	$38,306	$5,531,820	$(2,036,045)	$535,951	$4,070,032

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE A – PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the financial statements and footnotes thereto included in the China Ginseng Holdings, Inc. on Form 10 for the year ended June 30, 2010 filed November 6, 2010.

Nature of Business

China Ginseng Holdings, Inc. and Subsidiaries (the “Company”), was incorporated under the laws of Nevada on June 24, 2004.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”), which is located in China and, is in the business of farming, processing, distribution, and marketing of Asian Ginseng.  In 2010, the Company increased marketing Ginseng and is presently utilizing the harvest to produce a Ginseng beverage.  On November 24, 2005, the Company acquired the remaining 45% interest in Yanbian Huaxing.

Yanbian Huaxing controls, through 20 year leases granted by the Chinese Government, approximately 1,500 hectors (3,705 acres) of land used to grow Ginseng.  The Company had no operations prior to November 24, 2004. These leases expire through the year 2024.

On August 24, 2005, the Company acquired Jilin Ganzhi Ginseng Produce Co. Limited, whose principal business is the manufacture of Ginseng drinks.

On October 19, 2005, the Company incorporated a new company, Jilin Huamei Beverage Co. Limited (“Jilin Huamei”).  To date, Jilin Huamei has not had any significant operations.

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity is the growing, cultivation and harvesting of a grape vineyard. The Company plans to produce wine and grape juice but to date has not commenced production. As of June 30, 2010, Tonghua Linyuan leased 750 acres of land on which the grape vines are planted. The lease expires on December 31, 2014. The Company anticipates that the lease will be renewed.

Going Concern

As indicated in the accompanying financial statements, the Company has accumulated deficits of $2,036,045 and $1,727,592 at June 30, 2010 and 2009, respectively, and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully.  At September 30, 2010, the Company had a negative working capital of $2,248,938. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE A – PRESENTATION, NATURE OF BUSINESS AND GOING CONCERN (CONTINUED)

Going Concern(Continued)

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents at June 30, 2010 and 2009.

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

Revenue Recognition

The Company’s primary source of revenue has been from the sale of fresh and dried Ginseng. Currently, the Company is processing the Ginseng and storing the stock for future juice production which it plans to commence in the later part of 2010.  The grape harvest for 2009 has been crushed and the juice produced has been stored in storage tanks.  The Company plans to do the same for 2010. Ginseng is planted in the Spring (March) and Fall (September) of each year and is generally harvested in September.  It usually takes 6 years for a Ginseng root to mature, although, senior maturity can be 8 years.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When Ginseng is shipped to a customer, the customer is entitled to an inspection process which could take up to 60 days.  Upon completion of the inspection and approval process, the customer notifies the company and a sale is recorded. Receivables from sales are based upon contracted prices. The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.  Normal trade receivables are due 60 days after the date of sale.  Trade receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based upon individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts was $8,500 and $9,471 at September 30 and June 30, 2010, respectively.

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

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the year ending June 30, 2010 and 2009, approximately $29,961 and $26,626, respectively, was amortized into inventory costs.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Uncertainty in Income Taxes
The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2009, evaluates their tax positions on an annual basis, and has determined that as of June 30, 2010, no additional accrual for income taxes other than the foreign, federal and state provisions and related interest and estimated penalty accruals are considered necessary.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	September 30,	June 30,
	2010	2010
Buildings and improvements	$1,583,957	$1,539,557
Vineyards	1,128,355	1,128,355
Machinery and equipment	681,398	657,766
Motor vehicles	67,475	60,519
Office equipment	28,015	24,555
	3,489,200	3,410,752
Less accumulated depreciation	877,870	847,435
	$2,611,330	$2,563,317

Reference is made to Note I - Note Payable – Building Purchase

Total Depreciation was $30,845 and $29,685 for the three months ended September 30, 2010 and 2009, respectively.   Depreciation is recorded in the financial statements as follows:

	Three Months Ended
	September 30,
	2010	2009
Depreciation expense	$5,583	$6,574
Capitalized inventory	20,520	19,786
Capitalized Ginseng crops	4,332	2,915
	$30,435	$29,275

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE C - PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

NOTE D - INVENTORY

Inventory is comprised of the following at:

	September 30,	June 30,
	2010	2010
Fresh and dried harvested Ginseng	$14,503	$13,290
Raw materials	1,125,718	1,064,359
Operating supplies	45,754	41,893
	$1,185,975	$1,119,542

At September 30, and June 30, 2010, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

NOTE E – GINSENG CROPS

The Company’s business, prior to June 30, 2009, was primarily to harvest and sell fresh and dried Ginseng.  The growth period takes approximately 6 years before harvest can commence and up to 8 years for improved harvest and seedling yields.  The Company is changing its business model to utilize the harvested Ginseng to manufacture Ginseng juice and other Ginseng beverages.  It plans to commence the juice operation in August 2010.  The Company plants selected areas each year and tracks the costs expended each year by planting area.  The Chinese government owns all the land in China. See Note P-Commitments and Contingencies.

Currently, the Company has land grants from the Chinese government for approximately 1,500 hectors of land (approximately 3,705 acres) to grow Ginseng which were awarded in April and May 2004.  These grants are for 20 years and the management of the Company believes that the grants will be renewed as the grants expire in different areas.  However, there are no assurances that the Chinese government will continue to renew these grants in the future. The planting of new Ginseng is dependent upon the Company’s cash flow and its ability to raise working capital.

During the past 5 years, the Company has planted approximately 518,000 square meters of land which represents approximately 3% of the total land grants.  The Company plans to plant over the next 5 years 420,000 square meters of Ginseng (2011-100,000 square meters, 2012-100,000 square meters, 2013-100,000 square meters, 2014-100,000 square meters and 2015-20,000 square meters).  At September 30, 2010, the Company has 208,182 square meters of Ginseng available for harvest and plans to harvest 11,132 square meters in 2010; 54,833 square meters in 2011 and 65,800 square meters in 2012 based upon their anticipated Ginseng feed stock requirements to produce the Ginseng juice beverages.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE E – GINSENG CROPS (CONTINUED)

An analysis of Ginseng crop costs is as follows for each of the applicable periods :

	September 30,	June 30,
	2010	2010
Beginning Crop Costs	$3,836,731	$3,842,812
Capitalized costs during year:
Fertilizer	-	-
Scaffolding	-	66,448
Drying costs	-	-
Field clearing and cultivation	1,114	48,061
Seedlings	-	-
Irrigation	-	-
Labor including farmer net costs	64,517	512,488
Freight	-	-
Depreciation	4,332	42
Other	386	1,026
	70,349	628,065
Less:
Cost of crops harvested	(7,210)	(225,176)
Adjustment to Ginseng crop write-downs for crops sold	-	(408,970)
	7,210	(634,146)
Ending Crop Costs	3,899,870	3,836,731
Less: Current portion	49,515	308,764
Non-Current Portion of Crop Costs	$3,850,355	$3,527,967

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

NOTE F – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants.  The farming contracts commenced in January 2008.  In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $0.20 (1.5 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2 kg of Ginseng for each square meter that they manage.  The company pays the farmers market price for their Ginseng.  If the harvest is below 2 kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more than 2 kg per square meter, the Company pays a premium of $3.00 for every extra kilo.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE F – AGREEMENTS WITH FARMERS (CONTINUED)

The Company has recorded a receivable from the farmers for the rental income of the leased Ginseng land grants of $170,166 and $157,665 at September 30 and June 30, 2010, respectively.  The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability at September 30 and June 30, 2010 was $453,775 and $420,440, respectively.  The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

NOTE G – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization is as follows:

	September 30,	June 30,
	2010	2010
Cost	$16,966	$16,455
Less accumulated amortization	(7,640)	(7,230)
	$9,326	$9,225

Amortization expense was $410 for the three months ended September 30, June 30, 2010, respectively.

NOTE H – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’an Qinshi Credit Cooperative at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is secured by the Company’s property and equipment with carrying values of $76,938 and $76,477 at September 30 and June 30, 2010, respectively, and currently is in default. Interest has been paid on the loan through June 30, 2009 and accrued in subsequent periods. The loan balance at September 30 and June 30, 2010 is $298,458 and $294,512, respectively.

NOTE I – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities.  The purchase price was $1,325,479 (RMB 9,000,000).  On June 24, 2010, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000) which was to be paid by June 30, 2010.  As at the date of this report, the final payment has not been made in accordance with the agreement and the seller has the right to repossess the property and obtain an amount equivalent to 6 months rental expense for using the premises. The balance of the loan at September 30, 2010 and June 30, 2010 is $1,268,448 and $1,251,675, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  At September 30 and June 30, 2010, funds borrowed to fund the current operations of the Company were $766,237 and $755,311, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $26,958 and $30,128 for the three months ended September 30, 2010.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

At June 30, 2010 and 2009, the Company had receivables from related parties aggregating $38,170 and $23,475. These balances relate to unsettled travel advances.

NOTE K - STOCKHOLDERS’ EQUITY

The Company, through an informal private placement under Registration S to Chinese national investors, is attempting to sell 10,000,000 shares of its common stock at $0.25 per share.  During the period April 1, 2010 to June 30, 2010, the Company sold 2,378,750 shares and received $591,902 in cash. During the three months ended September 30, 2010, the Company sold an additional 1,530,000 shares @ $0.2488 aggregating $380,708. As of this report date, the shares have not yet been issued but have been reflected in the accompanying financial statements as though they were issued.

NOTE L - WARRANT AGREEMENT

During the period August 2005 to October 2005, the Company issued 798,384 warrants in connection with a private placement.  The warrants vest immediately and are exercisable over a 5 year period.

The following summarizes the warrants issued in connection with the Company’s private placement:

	Warrants	Weighted Average
	Outstanding	Exercise Price

Balance, June 30, 2008	798,334	$0.39

Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, June 30, 2009	798,334	$0.39

Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, June 30 and September 30, 2010	798,334	$0.39

The fair value of the warrants at date of grant was $0.0245, which was computed using the Black-Scholes option pricing model based upon the weighted average assumptions of:

Risk free interest rate	4.80%
Volatility	16.79%
Expected life	2.5 years
Dividend yield	0%

At September 30, 2010, the weighted average life of the above warrants was 0.22 years. The weighted average exercise price was $0.39 for all periods.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE M – PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income  taxes are measured based on the tax rates expected to be in effect in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Deferred tax assets consist of the following at:

	September 30,	June 30,
	2010	2010
Timing difference related to inventory provisions	$131,568	$130,189
Net operating losses	490,000	350,000
Valuation allowance	(490,000)	(350,000)
Deferred tax asset	$131,568	$130,189

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

The Company has a net operating loss carry forward as follows:

	September 30,	June 30,
	2010	2010
International (China)	$1,018,600	$949,600
United States	617,500	378,000
	$1,636,100	$1,327,600

The operating losses are available to offset future taxable income. The foreign (China) net operating loss carryforwards can only be carried forward for five years and will commence expiring in the year 2013.  The Company does not file a consolidated tax return in China. Therefore, the profitability of the individual Chinese companies will determine the utilization of the carryforward losses. The U.S. carryforward losses are available to offset future taxable income for the succeeding 20 years and commence expiring in the year 2027.

The components of income before taxes are as follows:

	For the Three Months Ended
	September 30,
	2010	2009
United States	$(239,487)	$7,753
International (China)	(68,966)	16,236
	$308,453	$23,989

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE M – PROVISION FOR INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

For the Three Months Ended
September 30,
	2010	2009
United States	-	-
International (China)	-	-
	-	-

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the years ended June 30, 2010 and 2009, respectively, are as follows:

	For the Three Months Ended
	September 30,
	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Effective tax rate	-	-

NOTE N – FAIR VALUE MEASUREMENTS

The Company follows ASC 820 which defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements.  ASC 820’s valuation techniques are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.

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

NOTE O – COMMITMENTS AND CONTINGENCIES

The Company has a three year employment contract with the Chief Executive Officer expiring on January 1, 2011 aggregating $8,782 per year.

The Company has a three contract with the Chief Financial Officer and the Chief Marketing Officer expiring on February 11, 2011 aggregating $22,131 per year.

The Company has a three year employment contract with a staff accountant expiring on March 1, 2012 aggregating $3,162 per year.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE O – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has a three year employment contract with five office employees expiring on January 1, 2011 aggregating $15,458 per year.

The Company has a three year employment contract with the President of the Company expiring on March 20, 2012 aggregating $17,564 per year.

The Company has a one year lease for its corporate offices in China aggregating $5,572 of which one half was due on signing on November 25, 2009 and the remaining balance to be paid on May 1, 2010.

The Company has a lease for office facilities related to its Tonghua Linyuan Grape Co. Limited facilities aggregating $1,760 per year. The lease expires January 1, 2022.

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectors of land (3,705 acres) to grow Ginseng. These grants are for 20 years. There is no assurance that the Chinese government will continue to renew these grants in the future.

The Company has a 15 year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes.  The lease expires December 31, 2014. The annual lease fee is 187,500 RMB or approximately $29,600 per year to lease the acreage.  The Company believes that the lease will be renewed.

Rent expense for the year ended June 30, 2010 and 2009, respectively was $10,646 and $1,752, respectively.

NOTE P – OPERATING SEGMENTS

The Company presently organizes its business into two reportable farming segments: (1) the cultivation and harvest of Ginseng for the production of Ginseng beverages and (2) the cultivation and harvest of grapes for the eventual production of wine and grape juice.

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different productions techniques and market to different classes of customers.

Three months ended September 30, 2010:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$53,298	$-	$53,298
Net loss	(239,487)	(63,698)	(5,268)	(308,453)
Total Assets	224,058	6,002,143	2,198,998	8,425,199

Other significant items:
Depreciation and amortization	126	5,765	100	5,991
Interest expense	26,958	-	5,160	32,118
Expenditures for assets	-	-	-	-

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE P – OPERATING SEGMENTS (CONTINUED)

Three months ended September
 30, 2009
	Parent Company	Ginseng	Wine	Total
Revenues	$-	$31,616	$-	$31,616
Net income (loss)	7,763	10,714	5,522	23,999
Total Assets	105,738	4,398,243	2,156,703	6,660,684

Other significant items:
Depreciation and amortization	247	5,693	-	5,940
Interest expense	30,123	-	5,124	35,247
Expenditures for assets	-	-	-	-

NOTE Q – SUBSEQUENT EVENTS

Since September 30, 2010, the Company under a Regulation S Private Placement sold 2,355,000 shares of its common stock at $0.25 per share .

In October, 2010, the Company renewed the lease agreement with Meat Union Refrigerated Warehouse for a refrigerated warehouse with monthly rent of 4,500 RMB (about USD $678.86 ) per month.

Subsequent events were assessed through November 22, 2010, the date the financial statements and accompanying registration statements were filed with its Securities and Exchange Commission.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and “Risk Factors” below.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.  The company conducts business through its four wholly owned subsidiaries located in Northeast China.  Through leases, we control 3,705 acres of land approved by the Chinese government for ginseng planting and approximately 750 acres of grape vineyards which are harvested annually.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.  In March 2008, we acquired Tonghua Linyuan Grape Planting Co, introducing wild mountain grapes to our existing ginseng farming business. Starting August 2010, China Ginseng has gradually shifted the business from farming to producing ginseng juice and wine with our crops as raw materials.

With the expansion of our planting area and the integration of our farming and beverage manufacturing business, we hope to build a world-class brand by taking advantage of our land resources, high-quality raw materials, patented product formula, unique manufacturing technology and growing distribution network.

The following discussion of our financial condition and operational results should be read in conjunction with our financial statements and related notes as well as other financial information included in this Form 10 Q.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  The Company considers the following critical accounting policies to be critical:

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

Revenue Recognition

The Company’s primary source of revenue has been from the sale of fresh and dried Ginseng. Currently, the Company is processing the Ginseng and storing the stock for future juice production which it plans to commence in late 2010.  Ginseng is planted in the spring (March) and fall (September) of each year and is generally harvested in September.  It usually takes 6 years for a Ginseng root to mature, although, senior maturity can be 8 years.

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

When the Company sells Ginseng, it receives orders prior to harvest.  For major customers, 20% to 30% is paid upon delivery as payment in advance.  The balance is billed after the customer incurs a lengthy inspection process which can take up to 60 days.  Until the customer finalizes its inspection and deems the shipment acceptable, the shipment is still the property of the Company.  Upon customer completion of inspection and approval, the sale is then recognized and the balance of the invoice price is sent to the Company. For smaller sales, the customers pick up the Ginseng from the Company, pay in cash at time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon payment.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When Ginseng is shipped to a customer, the customer is entitled to an inspection process which could take up to 60 days.  Upon completion of the inspection and approval process, the customer notifies the company and a sale is recorded.  The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  Account balances are written off against the allowance if management determines the receivable is uncollectible.  The Company’s standard terms stipulate payment in 60 days and consider a receivable to be uncollectible after one appropriate collection efforts have been exhausted.

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

Result of Operations

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Revenue

Products	September 30, 2010 Revenue	September 30, 2009 Revenue	2010-2009 Variance of Quantity		2010-2009 Variance of Unit Price	2010-2009 Dollar Variance
Ginseng (production)	$9,937	-	-		-	$9,937
Ginseng (purchase)	$43,360	$31,616	(1,556	)kg	$5.79	$11,744

Total	$53,298	$31,616				$21,682

Our total revenue increased from $31,616 for the three months ended September 30, 2009 to $53,298 for the three months ended September 30, 2010, an increase of $21,682 or 69%.

Our ginseng sales revenue from our own farming production for the three months ended September 30, 2010 is $9,939.28 compared to zero during the same period of the previous year. In the three months ended September 30, 2009, we harvested Ginseng very late in September due to weather so we did not have ginseng sales from our own farming production during that period.

Part of our business is to purchase and resell ginseng based on orders we receive from our major customers. Our ginseng sales revenue from purchase and resale increased from $31,616 for the three months ended September 30, 2009 to $43,360 for the three months ended September 30, 2010, an increase of $11,744 or 37%. Our revenue increased even though our order quantity decreased 1556 kg because of a significant change in the resale price. For the three months ended September 30, 2010, the selling price for our resale Ginseng increased $6 per kg compared to the same period in 2009.

Because the Chinese government restricted the amount of land available for ginseng farming, the supply of ginseng was restricted and the price of high-quality ginseng rose significantly during the three months ended September 30, 2010. (Land under our company’s control was not subject to the change in government restrictions.

Cost of Goods Sold

	009/30/2010	Unit Price	Quantity/ Kilo	09/30/2009	Unit Price	Quantity/ Kilo
Ginseng (Farming)	$7,210	5.04	1,427	-
Ginseng Purchase for Resale	$38,049	3.84	9,890	$14,914	3.22	4,628

Total	$45,259			$14,914

Our total cost of goods sold increased from $14,914 for the three months ended September 30, 2009 to $45,259 for the three months ended September 30, 2010, an increase of $30,345. The primary reason for the increase was an increase in the cost of purchasing ginseng for resale. In addition, the company had a cost of $7,210 for ginseng production. There was no cost for ginseng production for the three months ended September 30, 2009 since there was no harvest during that period.

The harvest cost is based on the area of ginseng farmland harvested. It includes seeds, seedlings, plant sheds, woodland expenses, wages, fertilizer, pesticides, irrigation, transportation fees, and the building of pathways. These costs are capitalized to ginseng crop inventory and are prorated to the cost of the harvest. The cost is calculated based on the planting area and quantities of ginseng being harvested.

Our cost of purchasing ginseng for resale increased substantially from $14,914 in the first three months ended 30, 2009 to $38,049 in the three months ended Sept. 30, 2010 primarily because the quality of the ginseng we purchased increased. During the three months ended September 30, 2009, we purchased dry ginseng for resale. During the three months ended September 30, 2010, we purchased 9,890kg of fresh ginseng and processed it into dry ginseng to resale.

Selling General and Administration Expenses

Sales costs, general expenses and administrative expenses increased significantly from a negative $49,528 for the three months ended September 30, 2009 to $ 278,381 for the three months ended September 30, 2010, an increase of $327,963.  The increase is mainly from the rise in general administrative expenses and marketing expenses for our new business – the ginseng juice and grape wine operation. Additionally, the Company recovered approximately $125,000 of receivables which were considered a bad debt and charged to bad debt expense in 2009. In order to develop our new business and promote our new products, company representatives attended most national agriculture exhibitions and food exhibitions during the period.

Depreciation and Amortization

Depreciation and amortization was $5,993 for the three months ended September 30, 2010, compared to $6,984 for the three months ended September 30, 2009, a decrease of $991 or 14%.

Interest Expense

Our Interest expense decrease by $3,129, from $35,247 for the three months ended September 30, 2009 to $32,118 for the three months ended September 30, 2010, representing a 9% increase. The change in imputed interest is the primary reason for the decrease in interest expense.

Income Tax Expense

There was no income tax for either quarter.

Net Loss

The net loss for the three months ended September 30, 2010 was $308,453; an increase of $332,442 compared to a net profit of $23,989 for the three months ended September 30, 2009. The net loss is primarily due to the increase in operating expenses and administrative expenses. There also was an increase in the cost of producing ginseng and in purchasing ginseng for resale, offset by a reduction in bad debt expense of approximately $125,000 for receivables written off and recovered in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We usually finance our operation and capital expenditures through cash from operations as well as loans from the members of our management group and through a Regulation S private placement.

As of the three months ended September 30, 2010, our working capital has a deficiency of $2,248,938 , increased $180,939 compared to the three months ended September 30, 2009.  In order to have sufficient funds to operate our existing business and start our new business, we will pursue additional equity financing. From June 30, 2010 to September 30, 2010 the company has raised an additional $380,708 through a Regulation S private placement. Management believes that through taking this series of actions, the Company will improve cash flow and move towards profitability in the future.

Discussion of Cash Flow

Cash flows results for the three months ended September 30, 2010 and the three months ended September 30, 2009 are summarized as follows:

	September 30, 2010	September 30, 2009
Net cash provided by(used in) operating activities	$(386,780)	$(482,860)
Net cash used in investing activities	-	(3,186)
Net cash provided by financial activities	380,708	496,203

Operating activities

Negative cash flows from operating activities decreased by $96,080 for the three month ended September 30, 2010 compared to the same period of 2009. This change was primarily the result of an increase in net losses of $ 308,458 in addition to an increase in accounts receivable of $26,181, an increase in inventory of $129,572 and a decrease in accounts payable of $92,053. These amounts were offset by an increase in payments received in advance of $192,091. The increase in accounts receivable primary was due to the increase in sales. The inventory increased due to the stocking of more raw materials to avoid the potential material shortage in the near future. A decrease in our accounts payable was because we paid accounts payable with the cash generated from financial activities; and an increase payment received in advance is primary due to the deposit we received from our distributors.

Investing activities

No cash was used in investing activities for the three months ended September 30, 2010 and $3,186 used in investing activities for the three months ended September 30, 2009.

Financing activities

Our cash flows provided by financing activities aggregated $380,708 for the three months ended September 30, 2010.   During the period June 30, 2010 to September 30, 2010, the Company raised $380,708 from a Regulation S Private Placement to Chinese Nationals to support our working capital needs and during the three months ended September 30, 2010,

Cash flows provided by financing activities for the three months ended September 30 2009 was $496,203, primarily from the proceeds of loans payable to related parties aggregating $496,203.

For the three months ended September 30, 2009 compared to the three months ended September30, 2008

Revenue

	Revenue 09/30/2009	Revenue 09/30/2008
Ginseng Production (Farming)	-	$65,008
Ginseng Purchase & Resale	$31,616	-
Seeds		-
Seedlings		-
Total Revenue	$31,616	$65,008

For the three months ended September 30, 2008, we generated total revenue of $65,008 from the farming and sale of ginseng. For the first three months ended September 30, 2009, we generated $31,616 from the purchase and resale of ginseng.

Our total revenues for the three months ended September 30, 2009 decreased by $33,392 (or 51%) compared to the three months ended September 30, 2008.  The decrease was primary due to the fact that we didn’t generate revenue from farming ginseng sales in three months ended September 30, 2009 because we harvested ginseng at the end of September, 2009 due to hot weather.

Cost of Goods Sold

Comparing the three months ended September 30, 2008 to the three months ended September 30, 2009, our cost of goods sold decreased by $44,070, a decrease of 75%. For the three months ended September 30, 2008, the cost of goods sold was $58,989 for ginseng production (farming) cost. For the three months ended Sept 30, 2009, our cost of goods sold was $14,919 for ginseng purchase (outsourcing) cost.

The percentage of cost of goods sold as a percentage of revenues is 91% for the three months ended September 30, 2008 and 47% for the three months ended September 30, 2009.

There is no farming cost for the three months ended September 30 2009, only the purchase (outsourcing) cost. Since the harvest cost is based on the area of ginseng farmland harvested. It includes seeds, seedlings, plant sheds, woodland expenses, wages, fertilizer, pesticides, irrigation, transportation fees, and the building of pathways. These costs are capitalized to ginseng crop inventory and are prorated to the cost of the harvest. Therefore, the cost/revenue ratio is relatively higher with a smaller quantity of harvest.

Selling, General and Administrative Costs

Selling, general and administrative expenses were reduced from $111,150 for the three months ended September 30, 2008 to ($49,528) for the three months ended September 30, 2009. That is a decrease of $160,678 or 145% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The reduction is mainly from a decrease in general administrative expenses and a reduction in bad debt expense resulting from the recovery of accounts receivable previously written off.

Depreciation and Amortization

Depreciation and amortization was $6,984 for the three months ended September 30, 2009 compared to $6,956 for the three months ended September 30, 2008. There was no significant change.

Interest Expense

Our Interest expense increased from $31,920 for the three months ended September 30, 2008 to $35,247 for the three months ended September 30, 2009, a total of $3,327. Interest expense includes an amount for imputed interest relating to non-interest bearing loans to related parties and the interest related to the loan acquired in the Tonghua acquistion.

Income Taxes

We are subject to income tax laws of the US, while our subsidiaries are subject to the income tax laws of China.  Various subsidiaries in China receive different income tax incentives under Chinese tax laws.  There is no income tax incurred during the three months ended in 2009, 2008.

Net Income (Loss)

We had a net income of $23,989 for the three months ended September 30, 2009 and a net loss of $(141,433) for the three months ended September 30, 2008, an increase of $165,422.  The primary reason for turning net loss from 2008 to net profit in the three months ended September 30, 2009 was the reduction of operating expenses, the cost of goods sold and the reduction in bad debt expense from the recoverability of accounts receivable previously written off.

Commitments and Contingencies

The company has employment contacts with key individuals including the President of the Company.  The total commitment for the three months ended in September 30, 2009 is approximately $12,119.43

The Chinese government owns all the land in China, Currently, the Company has grants from the Chinese government for approximately 1,500 hectares of land (3,705 acres) to grow ginseng.  These grants are for twenty years and are set to expire in 2025. These grants can be renewed, although there is no assurance that the Chinese government will renew them in the future.

The Company is obligated to pay back a loan of $292,492 to Ji’An Credit Cooperatives (the debt carried from Tonghua Linyuan).  The loan was due for repayment on February 4, 2003.  The company is currently in default on the loan and the lender has verbally agreed not to call the loan.  Interest is currently being paid on the loan.

The Company has a 15 year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes.  The lease expires December 31, 2014. The annual lease fee is 187,500 RMB or approximately $29,600 per year to lease the acreage.  The Company believes that the lease will be renewed.

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

Due to SEC comments we received concerning our registration statement on Form 10, we conducted further research about the lack of recording of imputed interest on individual lender loans, the lack of recording of amounts under subcontracting agreements with farmers to cultivate the Company’s ginseng crops and an error in the recording of negative goodwill on a previous acquisition for the years ended June 30, 2009 and 2008. Baaed on this further research, management has determined that we have a material weakness. This material weakness caused in our financial statements lack of recording of imputed interest on individual lender loans, the lack of recording of amounts under subcontracting agreements with farmers to cultivate the Company’s ginseng crops and an error in the recording of negative goodwill on a previous acquisition. These mistakes flowed through to our financial statements for the year ended June 30, 2009 and 2008 and for the nine months ended March 31, 2010 and 2009 (unaudited). On December 17, 2010, the Board of Directors concluded that the consolidated financial statements included in the Registrant’s Registration Statement on Form 10 for the years ended June 30, 2009 and 2008 and for the nine months ended March 31, 2010 and 2009 (unaudited), should no longer be relied upon and we need to restate our previously issued audited financial statements for the related reporting periods. As a result, we filed a Form 8-K on February 7, 2011stating the above, presenting the effects of restatements due to the lack of recording of amounts under subcontracting agreements with farmers to cultivate the Company’s ginseng crops and an error in the recording of negative goodwill on a previous acquisition.

Therefore, we believe our internal control and procedures are ineffective as of September 30, 2010, in that we did not correctly record amounts under subcontracting agreements with farmers to cultivate the Company’s ginseng crops and record negative goodwill on a previous acquisition and additionally, our lack of accounting staff with sufficient knowledge of U.S. GAAP and our reliance on outside consultant to convert our records to U.S. GAAP.

Since December 2010, we have been working to take corrective steps. We plan to reevaluate our internal controls, complete our documentation and seek to recruit experienced professionals to augment and upgrade our accounting staff. No assurance can be given that we have identified all the material and significant internal control weakness and we will be able to adequately remediate existing deficiencies in our internal controls. Although we believe that these corrective steps are going to take will enable management to conclude that our internal controls over financial reporting are effective and these measures will remediate the material weakness discussed above when all of the additional accounting staff positions are filled, we cannot assure you that this will be sufficient. WE may be required to expend additional resources to identify, assess and correct any additional weakness in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404(a) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Company commenced on March 5, 2010 a private placement under Regulation S to non-U.S. citizens or residents whereby the Company is trying to sell 10,000,000 shares of its common stock at $0.25 per share. As of June 30, 2010, we have raised $591,902 for our business development from this placement in China. As of September 30, 2010, we raised an additional $380,708 from this placement in China, for a total of $972,610. Sales were made to 128 non-U.S. citizens or residents at $0.25 per share. Since September 30, 2010, the Campany has sold an additional 2,355,000 shares of its common stock at $0.25 per share.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

·	None of these issuances involved underwriters, underwriting discounts or commissions;

·	We placed Regulation S required restrictive legends on all certificates issued;

·	No offers or sales of stock under the Regulation S offering were made to persons in the United States;

·	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

·	Access to all our books and records.

·	Access to all material contracts and documents relating to our operations.

·	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

(b)                 Use of Proceeds.

The Registrant has not sold any registered securities.

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

China Ginseng Holdings, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	March 11, 2011	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	March 11, 2011
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	March 11, 2011

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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