Form 10-Q/A
period 2010-12-31
China Ginseng Holdings Inc
filed 2011-03-14
CIK 1338460

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A for the period ended December 31, 2010 (“Amended Report”) to respond to the SEC comments we received on our Form 10-12G (filing No. 000-54072) revising our originally filed Form 10-Q (“Original Report”) for this same period.  This Amended Report does not reflect events occurring after the filing of the Form 10-Q on February 22, 2011, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of February 22, 2011. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE H – LOANS PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited (“Tonghua Linyuan”), borrowed 2,000,000 RMB from Ji’an Qingshi Credit Coperative at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is secured by Tonghua Linyuan’s property and equipment with carrying values of $78,892 and $76,938 as of December 31, 2010 and June 30, 2010, respectively, and currently is in default. However, Ji’an Farmer’s Credit Union verbally agreed in March 2008 not to call the loan. No principal or interest payments are required to be made until the Company is generating profits and interests continues to accrue until the Company pays off the loan. The loan balance as of December 31, 2010 and June 30, 2010 is $301,992 and $294,512, respectively.

On September 10, 2010, Jilin Ganzhi obtained a loan from a financial institution of 8,000,000 RMB ($1,207,967) to be used to pay the amount owed on the Building Purchase (See Note I).  The loan is due on August 10, 2012, and bears interest at a floating-rate which is 90% of the benchmark interest rate on value date, which changes with the adjustment of national bank rate. The rate is currently 8.55%. The housing and land use rights of the facility serve as collateral.

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

Since we shifted the focus of our business in August 2010 into the ginseng beverage business and the wine business, we have started to store our raw material in 2008 and sell very limited self-produced ginseng. Therefore, the revenues attributable to the direct sales of ginseng produced by us have already and will continue to decrease as the ginseng is utilized for the ginseng juice. Nevertheless, because the market price of ginseng increased in the three months ended December 31, 2010 and we just started sales of canned ginseng juice in that period, the sales of ginseng still counted for the biggest part of our revenue for the three months ended December 31, 2010.   However, in a long run, we expect a decrease of revenue form direct sales of ginseng and an increase of revenue from sales of canned ginseng juice. We plan to have 70% of our revenue from sales of canned ginseng juice, 20% of our revenue from sales of ginseng and 10% of our revenue from sales of our wine in the next two to three years.

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

Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian”) – Ginseng farming and sales

☐
On November 24, 2004, we acquired a 55% interest in Yanbian Huaxing Ginseng Industry Co. Limited from Huaxing Ginseng Industry Co, Ltd. for $200,000.   Subsequently in August, 2005, we acquired the remaining 45% interest from Huaxing Ginseng for $164,000.  The price was determined based upon the registered capital of Yanbian of $364,000 in China.  In October 2005, we increased the registered capital of Yanbian by putting in an additional $250,000 in order to meet the requirement for foreign owned enterprise requirement.  We received a certificate of approval issued by the Chinese government certifying Yanbian as a Foreign-Owned Enterprise wholly-owned by us. Yanbian is operated to plant ginseng and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian. With the shift of business focus to canned ginseng juice, we anticipate a decrease of revenue of direct sales of ginseng while most of ginseng produced by Yanbian has been and will continue to be used as raw material for canned ginseng juice.

Jilin Ganzhi Ginseng Products Co. Ltd. (“Ganzhi”) - Producing Canned Ginseng Juice.

☐
On August 24, 2005, we acquired a 100% interest in Jinlin Ganzhi Products Co. for $95,691 and subsequently on September 26, 2007 and August 31, 2008 we invested $50,000 and $20,000 respectively into Ganzhi. Ganzhi is operated to process ginseng and produce canned ginseng juice. We received a certificate of approval issued by the Chinese government certifying Ganzhi as a Foreign-Owned Enterprise wholly-owned by us. Ganzhi started production of canned ginseng juice in the three months ended December 31, 2010 and the sales of canned ginseng juice are conducted through Huamei.

Tonghua Linyuan Grape Planting Co. (“Tonghua”) – Growing grapes and producing wine

☐
On March 31, 2008, we acquired a 100% ownership of Tonghua Linyuan Grape Planting Co. for the issuance 6,155,000 shares of common stock of the Company.  The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua at the time of acquisition which was approximately $1,332,248.  We signed the Tonghua acquisition agreement on April 12, 2007, but the transaction was not closed until March 31, 2008. We received a certificate of approval issued by the Chinese government certifying Tonghua as a Foreign-Owned Enterprise wholly-owned by us. Tonghua is operated to plant grapes and produce wine. Other than one sale of grapes made by Tonghua in 2010, Tonghua reserved all the grapes planted for wine production. In addition, Tonghua has contracted for the production of wine with a winery producer whereby Tonghua provides the producer with grape juice and supplies and producer charges processing fee per bottle. Tonghua plans to start wine production in March 2011 and the sales of wine will be conducted through Huamei starting in April, 2011.

Jinlin Huamei Beverage Co. Ltd (“Huamei”) - Marketing of our canned ginseng juice and wine

☐
Jinlin Huamei was incorporated by us on October 19, 2005 as a foreign investment company in China.  The registred capital of Huamei is $200,000. We received a certificate of approval issued by the Chinese government certifying Huamei as a Foreign-Owned Enterprise wholly-owned by us  Huamei operates as a sale department of our canned ginseng juice and wine. We plan to recruit one general distributor for our canned ginseng juice and one general distributor for our wine in each big city in China through Huamei. As of the date of this filing, Huamei  has  signed 10 general distributors for our ginseng beverage and 1 general distributor for our wine. We commenced sales of ginseng beverage in October 2010, therefore, Huamei started generating revenue in November 2010.

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

Ginseng's growing cycle is from April to September, six months a year.  Normally we sow the seed in March and harvest in September. Ginseng seeds are obtained after the blossom in Autumn. The seeds can be sowed in September or next Spring. It takes 10 days to germinate and the growing cycle for seedling is 10 days. For every hectare cultivated, we can harvest approximinately 18 to 20 kg ginseng. Excessive rain in June to August will cause oxidation on the ginseng because that is the grow season for ginseng.  Our average yearly rain volume in the past ten years is approximately 500 Millimeter and we usually have around 30% of ginseng oxidized each year. However, we had 90% of ginseng oxidized in 2010 because there was 1400 millimeter rain from July to August which was unusual given the average annual rain volume in the past ten years. Once ginseng is oxidized, it is no longer qualified as raw material for ginseng beverage, however, we can still sell it to the market at lower price compared to the price of  non-oxidized ginseng. As of June 2010, our planting area for ginseng is 443,830 square meter.

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

We plan to start production of wine in March 2011 and sales in April 2011. We have a written production agreement with Tonghua Jinyuanshan Winery (“Tonghua Winery”) to process and bottle wine for us from May 20, 2009 to May 19, 2012. Under the terms of the agreement, we provide Tonghua Winery with grape juice, bottling supplies and packaging supplies, and Tonghua Winery processes and bottles the wine with a charge of approximately $0.15-0.22 per bottle (approximately $0.15 per bottle for processing red wine and approximately $0.22 per bottle for processing ice wine).

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

Sales of our products:

In the past, our revenue was mainly from the sales of ginseng produced and sold by Yanbian.  In August 2010, we shifted our business focus to canned ginseng juice and wine and started to store fresh ginseng for producing canned ginseng juice. Most of the ginseng produced by Yanbian has been and will continued to be used as raw material of canned ginseng juice and only those not qualified to be used for canned ginseng juice will be sold directly through Yanbian. Therefore, the revenues attributable to the direct sales of ginseng produced by Yanbian have already and will continue to decrease as the ginseng is utilized for the ginseng juice. Nevertheless, because the market price of ginseng increased in the three months ended December 31, 2010 and we just commenced sales of canned ginseng juice in that period, the sales of ginseng by Yanbian still counted for the biggest part of our revenue for the three months ended December 31, 2010.   However, in the long run, we expect a decrease of revenue form direct sales of ginseng and an increase of revenue from sales of canned ginseng juice. We plan  to have 70% of our revenue from sales of canned ginseng juice, 20% of our revenue from sales of ginseng and 10% of our revenue from sales of our wine in the next 2-3 years.

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

Comparison of results for the three months ended December 31, 2010 and 2009:

Revenue

	Three Months ended December 31,
Products	2010	% (of total sales)	2009	% (of total sales)
Ginseng (Production)	$510,717	56%	$-
Ginseng (Purchase for Resale)	366,340	40%	-
Seeds and Seedlings	-		-
Grape	-		58,579	100%
Ginseng Beverage	42,820	4%	-
Total	$919,877	(100)%	$58,579	100%

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

Cost of Goods Sold

	Three Months ended December 31,
Products	2010	% (of total sales)	2009	% (of total sales)
Ginseng (Farming)	$498,318	54%	$-
Ginseng (Purchase for Resale)	286,800	42%	9,405	35%
Write down of Ginseng crops to net realizable value	-		-
Grape Sale	-		58,579	65%
Ginseng Beverage Production	34,104	4%	-
Wine Sale	-		-
Total	$819,222	(100)%	$67,984	100%

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

As of December 31, 2009, and as of December 31, 2010, there was no change in our loan payments since the loans remained constant. As of June 30, 2010, we had outstanding loan of 2,000,000 RMB (about $292,942)) to Ji’An Qingshi Credit Cooperatives; the principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of 2,000,000 RMB [ about USD $292,942] with an annual interest of 6.325%

4. 5.
Loan Period:  From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

Security: The loan is secured by the assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel  storage cans and 450 tons of grape juice

We have not paid any principal or interest of the loan, however, Ji’An Qingshi Credit Cooperative verbally agreed in March 2008  not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and  interest continues to accrue until we repay the loan.   Thus, the debt in Tonghua acquisition will not have impact on our liquidity and capital resource before we start to repay the lender. Nevertheless, we had a net loss of $648,727 for the year ended June 30, 2010, if we continue operation without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If we can not pay off the loan when Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, auction or any other methods to liquidate the secured assets and receive the payment of outstanding principal and interests ranking senior to other lenders out of the secured assets. As the date of the fiing, Tonghua has 31 storage cans in total including 15 carbon-steel cans and 16 high-speed steel storage cans; 2 white-steel transport tanks, 1170 tons of grape juice. Therefore, if Ji’An Qinshi decides to revoke the oral agreement and call the loan, it will not lead to the close of operation and business of Tonghua, however, it will cause extra costs for Tonghua to rent additional storage cans from third party.

On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and production facilities.  The Company obtained an 8 million RMB (about USD $1,203,312 ) bank loan from Meihekou City Rural Credit Union  to pay the seller on November 8, 2010.

The principal terms of the 8 million RMB bank loan agreement are as follows:

•	Parties: Ganzhi Ginseng Products Co., Ltd (“Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

•	Meihekou granted a loan of 8 million RMB (about USD $ 1,203,312) to Ganzhi to be used to pay off its debt and the term of the loan is 23 months from September 10th, 2010 to August 10th, 2012.

•	The loan carries an annual floating rate which is an interest rate on value date (upward) 90%, changing with the adjustment of national bank rate, the sliding scale will not change.

•
The payment shall be made in the order of loan expense, interest and principal. Ganzhi shall pay 1,600,000 RMB (about USD $240,662.4 ) principal on August 10, 2011 and the rest of principal of 6,400,000 RMB (about USD $962,649.6]) on August 10, 2012.

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

The Company is obligated to pay back a loan of 2,000,000 RMB (about  $292,492) to Ji’An Qingshi  Credit Cooperatives (the debt carried from Tonghua Linyuan),  secured by all assets of Tonghua until the loan is repaid.  The loan was due for repayment on February 4, 2003, however, the lender verbally agreed that no payment of  principal or interest is required until the Company is generating profits and interest continues to accrue until the Company repays the loan .  The company has not paid any principal or interest of the loan yet. Nevertheless, the Company  had a net loss of $648,727 for the year ended June 30, 2010, if the Company continues  operation without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If the Company  can not pay off the loan when Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, initiate an  auction sale or take any other methods to liquidate the secured assets and receive the payment of outstanding principal and interests senior to any other party out of the secured assets.  We intend to pay off the loan when the ginseng beverage production and wine production business generates sufficient profit.

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