Form 10-Q/A
period 2010-12-31
China Ginseng Holdings Inc
filed 2011-04-26
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A2

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

China Ginseng Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3348253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

64 Jie Fang Da Road	130022
Ji Yu Building A, Suite 1208
Changchun City, China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone (01186) 43185790039

SEC File Number:  000-54072

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

 EXPLANATORY NOTE

We are filing this Form 10-Q/A for the period ended December 31, 2010 (“Amended Report”) to respond to the SEC comments we received on our Form 10-12G (filing No. 000-54072) revising our originally filed Form 10-Q (“Original Report”) for this same period regarding the effectiveness of internal controls over financial reporting (ICFR) for the three months ended December 31, 2010, revising our management’s discussion and analysis of results of operations, and revising our critical accounting policies and estimates and our summary of significant accounting policies to reflect the Company’s accounting for its’ ginseng and wine distribution agreements.   This Amended Report does not reflect events occurring after the filing of the Form 10-Q on November 22, 2010, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of February 22, 2011. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

On October 19, 2005, the Company incorporated a new company, Jilin Huamei Beverage Co. Limited (“Jilin Huamei”).  To date, Jilin Huamei has not had any significant operations, other than operating as a sale department for canned ginseng juice and wine. The Company’s market promotion and penetration of canned ginseng juice and wine is conducted by Jilin Huamei and all of the Company’s distribution agreements for sales of our canned ginseng juice and wine are signed through Jilin Huamei

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity is growing, cultivation and harvesting of a grape vineyard. As of December 31, 2010, Tonghua Linyuan leased 750 acres of land on which the grapes were planted. As of December 31, 2010, Tonghua Linyuan reserved 1,170 tons of grape juice for fermentation and 965 tons of fermented grape juice. The Company plans to produce wine through a winery producer but to date has not commenced production.

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

Revenue Recognition

The Company’s primary source of revenue has been from the sale of fresh and dried ginseng. Currently, the Company is processing the ginseng and storing the stock for future juice production which it commenced in the later part of 2010.  The grape harvest for 2009 has been crushed and the juice produced has been stored in storage tanks.  The Company plans to do the same for the grapes harvested in 2010. Ginseng is planted in the Spring (April) and Fall (September) of each year and is generally harvested in September.  It usually takes up to 6 years for a ginseng root to mature, although, senior maturity can take up to 8 years.

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

Commencing with the fourth quarter of 2010, the Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship product to the distributor and title will pass to the distributor.   In relation to distribution agreements for ginseng beverages, it is the Company’s policy commmencing with the initiation of the distribution agreements to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeeded the expiration date.  Since these agreements commenced in September 2010, the Company has no established history as to the quantity of the ginseng and wine which may be returned in order to determine if a reserve for returns and allowances is necessary.  The Company is currently working closely with the distributors to establish this history.  Currently, at each reporting period, the Company is ascertaining from each distributor its’ current on hand quantity and assessing the situation in order to establish a return allowance, if necessary.  At December 31, 2010, the first quarter in which the Company had ginseng juice sales to distributors which aggregated approximately $42,000, all sales to distributors were sold to end user customers.  These distribution agreements also contain incentive arrangements based upon the accumulated product purchased by the distributor; none of which have been earned at December 31, 2010.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2010

NOTE H – LOANS PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited (“Tonghua Linyuan”), borrowed 2,000,000 RMB from Ji’an Qingshi Credit Coperative at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is secured by assets of Tonghua, including 14 carbon-steel storage cans, 16 high-speed steel storage cans and 150 tons of grape juice, and currently is in default. However, Ji’an Farmer’s Credit Union verbally agreed in March 2008 not to call the loan. No principal or interest payments are required to be made until the Company is generating profits and interests continues to accrue until the Company pays off the loan. The loan balance as of December 31, 2010 and June 30, 2010 is $301,992 and $294,512, respectively.

On September 10, 2010, Jilin Ganzhi obtained a loan from a financial institution of 8,000,000 RMB ($1,207,967) to be used to pay the amount owed on the Building Purchase (See Note I).  The loan is due on August 10, 2012, and bears interest at a floating-rate which is 90% of the benchmark interest rate.  The benchmark interest rate is the rate announced by the Peoples Bank of China as an interest rate of the same type and class of loans at the date of the loan which changes with the adjustment of national bank rate. The rate was 8.55% at December 31, 2010. The housing and land use rights of the facility serve as collateral.

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

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the years ended June 30, 2010 and 2009, respectively, are as follows:

	For the Six Months Ended December 31,
	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of benefit	3.3	3.3
Valuation allowance	30.7	30.7
Effective tax rate	-	-

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

Revenue Recognition

The Company’s primary source of revenue has been from the sale of fresh and dried ginseng and in the year ended June 30, 2010, one bulk sale of crushed grapes.  Currently, the Company is processing the ginseng and storing the stock for future juice production which it plans to commence in early 2011.  The grapes harvested in 2009 have been crushed and the juice produced has been stored in storage tanks.  The Company plans to do the same for grapes harvested in 2010. Ginseng is planted in the Spring (April) and Fall (September) of each year and is generally harvested in September.  It usually takes up to 6 years for a ginseng root to mature, although, senior maturity can take up to 8 years.

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

Commencing with the fourth quarter of 2010, the Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship product to the distributor and title will pass to the distributor.   In relation to distribution agreements for ginseng beverages, it is the Company’s policy commmencing with the initiation of the distribution agreements to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeeded the expiration date.  Since these agreements commenced in September 2010, the Company has no established history as to the quantity of the ginseng and wine which may be returned in order to determine if a reserve for returns and allowances is necessary.  The Company is currently working closely with the distributors to establish this history.  Currently, at each reporting period, the Company is ascertaining from each distributor its’ current on hand quantity and assessing the situation in order to establish a return allowance, if necessary.  At December 31, 2010, the first quarter in which the Company had ginseng juice sales to distributors which aggregated approximately $42,000, all sales to distributors were sold to end user customers.  These distribution agreements also contain incentive arrangements based upon the accumulated product purchased by the distributor; none of which have been earned at December 31, 2010.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 (ASC 855-10-05) also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 (ASC 855-10-05) is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the year ended December 31, 2009. SFAS 165 (ASC 855-10-05) requires that public entities evaluate subsequent events through the date that the financial statements are issued. In February 2010, FASB issued Accounting Standards Update 2010-09, “Subsequent Events-Amendments to Certain Recognition and Disclosure Requirements,” removed the requirement that public entities disclosed the date through which subsequent events have been evaluated

Result of Operation

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and six months ended December 31, 2010 and 2009 respectively.

	For the Three Months Ended December 31, 2010
			Change
	2010	2009 (Restated)	Amount	%
Revenues	$918,877	$58,579	$860,298	1468%
Cost of Goods Sold	819,222	67,984	751,238	1105%
Income(Loss)from Operations	(128,137)	(61,142)	66,995	109%
Net Income (Loss)	(188,916)	(106,310)	82,606	77%

	For the Six Months Ended Dec 31, 2010
			Change
	2010	2009 (Restated)	Amount	%
Revenues	$973,175	$90,195	$882,980	978%
Cost of Goods Sold	864,481	82,898	781,492	942%
Income(Loss)from Operations	(404,472)	(1,896)	402,576	212.32%
Net Income (Loss)	(497,369)	(82,311)	415,058	504%

Revenue

	Three Months ended December 31,
Products	2010	2009
Ginseng (Production)	$510,717	$-
Ginseng (Purchase for Resale)	366,340	-
Seeds and Seedlings	-	-
Grape	-	58,579
Ginseng Beverage	42,820	-
Total	$919,877	$58,579

	Three Months ended December 31,
Products	2010	% (of total revenue)	2009	%(of total revenue)
Ginseng (Production)	$510,717	56%	$-
Ginseng (Purchase for Resale)	366,340	40%	-
Seeds and Seedlings	-		-
Grape	-		58,579	100%
Ginseng Beverage	42,820	4%	-
Total	$919,877	100%	$58,579	100%

Our total revenue increased from $58,579 for the three months ended December 31, 2009 to $919,877 for the three months ended December 31, 2010, an increase of $861,298 or 1,470.32%. The increase was primarily attributable to the sales of ginseng and ginseng juice sales which had not occurred in the same period of 2009.

For the three months ended December 31, 2011, about $42,820 or 4% of our revenue was generated from our ginseng juice product. This was a result of our marketing effort to the previously unaddressed beverage market. We have signed 10 distribution agreements since August, 2010 and with their sales channels we have started to generate revenue from our Ginseng beverage business; the fact that we just started sales of canned ginseng juice in the three months ended December 31, 2010, the sales generated by Huamei was a small part of our revenue for the three months ended December 31, 2010. However, we believe that there is a significant opportunity for functional drink in China and there are currently no leading brands in the market. With our unique production technology of ginseng beverage and our focus on high-end consumer, we anticipate that, in the long run, around 70% of our revenue will come from sales of ginseng beverage in next 2-3 years. Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next 2-3 years;

Meanwhile, we believe that 90% of ginseng oxidized in 2010 should not have a significant impact on our ginseng beverage business due to the following reasons: 1) We have started to store ginseng as raw material for ginseng beverage business since 2008 and we just start to sell ginseng juice in the market, the market share is small at the current time so we do not need to worry we do have enough ginseng to make ginseng juice; 2) our average oxidized ginseng a year is only 30%, 90% oxidized ginseng in 2010 is a rare event; 3) In the next 2-3 years, if our ginseng beverage business has a rapid development and because of oxidized ginseng cause us lack of ginseng to produce ginseng juice, we still can buy from outside to make it.

Approximately $366,340 or 40% was the result of resale of ginseng purchased from the market and sold to major customers. These sales were supported by increased market demand and market price.  The policy of the Chinese government restricted the amount of land available for ginseng farming caused market demand and ginseng prices to go higher in this quarter in 2010. We did not have revenue from resale of ginseng purchased in 2009 due to the oversupply in the ginseng market;

The remaining $510,717 or 56% was a result of revenue generated from our own farming production.  This was caused by market demand and the quantity of unqualified ginseng which was unsuitable for use in ginseng beverages. In 2010, due to the weather condition, 90% of our own farmed ginseng was oxidized. Since it is unqualified to make ginseng beverage, we sold it to the market.

Our average yearly rain volume in the past ten years is approximately 500 millimeter and we usually have around 30% of ginseng that becomes oxidized each year. Because of the excessive rain in 2010, 90% of our own framed ginseng was oxidized, the fact that the market price of ginseng increased in the three months ended December 31, 2010 and the fact that the market demand of ginseng increased in that period, the sales of ginseng by Yanbian was counted for the biggest part of our revenue for the three months ended December 31, 2010.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have currently financed our operations and capital expenditures through loans from individual lenders, including officers, directors and other shareholders of the Company and capital raised through a private placement pursuant to Regulation S as well. Our current activities are related to developing our new business strategy: the sale of ginseng juice and wine products.

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

As of December 31, 2010, and as of December 31, 2009, we had notes payables of approximately $598,279 and $1,570,936 to individual lenders, respectively. These amounts are mainly due to the working capital demands of the business and are interest free. As of December 31, 2010, we had additional notes payables of approximately $60,398 due to the building purchase of beverage business.

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

Comparison of results for the six months ended December 31, 2010 and 2009:

Revenue

	Six Months ended December 31,
Products	2010	2009
Ginseng (production)	$520,654	$-
Ginseng (purchase)	409,701	31,616
Grape	-	58,579
Ginseng Beverage	42,820	-
Total	$973,175	$90,195

	Six Months ended December 31,
Products	2010	%(of total revenue)	2009	%(of total revenue)
Ginseng (production)	$520,654	54%	$-
Ginseng (purchase)	409,701	42%	31,616	35%
Grape	-		58,579	65%
Ginseng Beverage	42,820	4%	-
Total	$973,175		$90,195

Our total sales increased from $90,195 for the six months ended December 31, 2009 to $973,175 for the six months ended December 31, 2010, an increase of $882,980 or 978.97%. The increase was primarily attributable to the sales of ginseng and ginseng juice sales which had not occurred in the same period time of 2009.

For the three months ended December 31, 2011, about $42,820 or 4% of our revenue was generated from our ginseng juice product. This was a result of our marketing efforts to the previously unaddressed beverage market. We have signed 10 distribution agreements since August, 2010 and with their sales channels we have started to generate revenue from our Ginseng beverage business; the fact that we just started sales of canned ginseng juice in the three months ended December 31, 2010, the sales generated by Huamei was a small part of our revenue for the three months ended December 31, 2010. However, we believe that there is a significant opportunity for functional drink in China and there are currently no leading brands in the market. With our unique production technology of ginseng beverage and our focus on high-end consumer, we anticipate that, in the long run, around 70% of our revenue will come from sales of ginseng beverage in next 2-3 years. Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next 2-3 years;

Meanwhile, we believe that 90% of ginseng oxidized in 2010 should not have a significant impact on our ginseng beverage business due to the following reasons: 1) We have started to store ginseng as raw material for ginseng beverage business since 2008 and we just start to sell ginseng juice in the market, the market share is small at the current time so we do not need to worry we do have enough ginseng to make ginseng juice; 2) our average oxidized ginseng a year is only 30%, 90% oxidized ginseng in 2010 is a rare event; 3) In the next 2-3 years, if our ginseng beverage business has a rapid development and because of oxidized ginseng cause us lack of ginseng to produce ginseng juice, we still can buy from outside to make it.

Approximately $409,701 or 42% was the results of resale of ginseng purchased from the market and sold to major customers.  Our ginseng sales revenue from purchase and resale increased from $31,616 for the six months ended December 31, 2009 to $409,701 for the six months ended December 31, 2010, an increase of $378,085 or 1196%. These sales were supported by increased market demand and market price.

•	95% of $378, 085, or $362,961.6 increasing was caused by increased market order we received.

•	5% of $378, 085, or $15,123.4 increasing was due to increased market selling price of ginseng.

The policy of the Chinese government restricted the amount of land available for ginseng farming and caused market demand and ginseng prices go higher in this quarter in 2010. There was a significant decline from 2008 to 2009 in the price of ginseng due to the global recession and local market conditions. Demand for herbal medicine exports declined in 2008, creating a significant oversupply in China. The price gradually recovered in 2009 after production fell in the nearby region of Heilongjian. In addition, the Chinese government restricted the amount of land available for ginseng farming. Land under our company’s control was not affected by the government restrictions

The remaining $520,654 or 54% was a result of revenue generated from our own farming production.  This was a result of market demand and the quantity of unqualified ginseng, which is not suitable for use in ginseng beverage production. In 2010, due to the weather condition, 90% of our own farming ginseng was oxidized. Since it is unqualified to make ginseng beverage, we sold it to the market.

Our average yearly rain volume in the past ten years is approximately 500 millimeter and we usually have around 30% of ginseng that becomes oxidized each year. Because of the excessive rain in 2010, 90% of our own framed ginseng was oxidized, the fact that the market price of ginseng increased in the three months ended December 31, 2010 and the fact that the market demand of ginseng increased in that period, the sales of ginseng by Yanbian was counted for the biggest part of our revenue for the three months ended December 31, 2010.

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

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level. Management’s assessment identified the following material weaknesses:

•
As of December 31, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of December 31, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of December 31, 2010, there was a lack of segregation of duties.

•	As of December 31, 2010, there was no independent audit committee.

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
Section 404(a) of the Sarbanes-Oxley Act.

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