Form 10-Q
period 2011-03-31
China Ginseng Holdings Inc
filed 2011-05-23
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 23, 2011 there were 44,151,597 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$81,060	$171,111
Accounts receivable, net	526,101	45,245
Inventory	1,659,505	1,119,542
Ginseng crops, current portion	225,692	308,764
Due from related parties	66,964	23,475
Prepaid expenses	973,180	30,503
Total Current Assets	3,532,502	1,698,640

PROPERTY AND EQUIPMENT, net	2,681,985	2,563,317

OTHER ASSETS
Ginseng crops, non-current portion	2,609,893	3,527,967
Intangible assets-patents, net	4,417	9,225
Receivable from farmers	378,329	157,665
Deferred income tax asset	133,870	130,189
Long-Term investment	23,337	-
Total Assets	$9,364,333	$8,087,003

CURRENT LIABILITIES
Loan payable to financial institution	$305,045	$294,512
Note payable – building purchase		1,251,675
Notes payable – related parties	526,532	755,311
Accounts payable	639,276	887,945
Accrued expenses	213,572	350,652
Taxes payable	233,934	205,758
Payments received in advance	447,019	20,786
Total Current Liabilities	2,365,378	3,766,639

OTHER LIABILITIES
Long term payable to farmers	500,749	420,440
Loan payable to financial institution	1,220,182	-

Total Liabilities	4,086,309	4,187,079

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 50,000,000
shares authorized; 43,861,597 and 36,776,047
shares issued and outstanding at March
31, 2011 and June 30, 2010, respectively	43,862	36,777
Additional paid-in capital	6,954,320	5,125,683
Accumulated deficit	(2,399,829)	(1,727,592)
Accumulated other comprehensive income	679,671	465,056
Total Stockholders’ Equity	5,278,024	3,899,924

Total Liabilities and Stockholders’ Equity	$9,364,333	$8,087,003

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

REVENUE	$2,006,635	$170,893	$3,094,068	$261,088

COSTS AND EXPENSES
Cost of goods sold	1,723,270	170,792	2,641,501	301,107
Selling, general and administrative expenses	356,238	49,712	929,194	47,555
Depreciation and amortization	16,280	7,235	32,427	21,786
Total Costs and Expenses	2,095,788	227,739	3,603,122	370,448

LOSS FROM OPERATIONS	(89,153)	(56,846)	(509,054)	(109,360)

NON OPERATING EXPENSE
Interest expense	(122,226)	(92,286)	(147,165)	(96,289)
Net Other Expense	(122,226)	(92,286)	(147,165)	(96,289)

LOSS BEFORE INCOME TAXES	(211,379)	(149,132)	(656,219)	(205,649)

PROVISION FOR INCOME TAXES	(12,251)	-	(16,018)	(19,247)

NET LOSS	$(223,630)	$(149,132)	$(672,237)	$(224,896)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	42,841,375	34,397,297	40,324,890	34,397,297
Diluted	42,841,375	34,397,297	40,324,890	34,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(672,237)	$(224,896)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization	206,683	89,324
Imputed interest	72,632	80,928
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(480,856)	(198,176)
(Increase) decrease in inventory	461,183	(280,053)
(Increase) decrease in prepaid expense	(942,677)
(Increase) decrease in due from related parties	(43,489)	(12,592)
(Increase) decrease in amount receivable from Farmers	(220,664)
Increase (decrease) in accounts payable	(248,669)	228,706
Increase (decrease) in taxes payable	28,176	42,419
Increase in payments received in advance	426,233
Increase (decrease) in amount payable to Farmers	80,309	-
Increase (decrease) in accrued expenses	(137,080)	63,981
Net cash used in operating activities	(1,470,456)	(210,359)

Cash Flows from Investing Activities:
Long-term Investment	(23,337)	-
Purchase of property and equipment	(202,425)	(542)
Net cash used in investing activities	(225,762)	(542)

Cash Flows from Financing Activities:
Sale of common stock for cash	1,763,090	-
Repayment of loans payable to related parties	(228,779)	-
Proceeds of loans payable to related parties	-	46,555
Net cash provided by financing activities	1,534,311	46,555

Effect of exchange rate on cash	71,856	(3,309)

Decrease in cash	(90,051)	(167,655)

Cash at beginning of period	171,111	16,638

Cash at end of period	$81,060	$151,017

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2011	2010

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	-	-
Income taxes	-	-
Non-cash disclosures
Property and equipment	-	-
Note payable-building purchase	$(1,220,182)	-
Note payable-financial institution	1,220,182	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2010	36,776,047	$36,777	$5,125,683	$(1,727,592)	$465,056	$3,899,924

Imputed interest for related party loans	-	-	72,632	-	-	72,632
Issuance of private placement shares for cash at $0.2488 per share	7,085,550	7,085	1,756,005	-	-	1,763,090
Net loss for the nine months ended March 31, 2011	-	-	-	(672,237)	-	(672,237)
Translation adjustment	-	-	-	-	214,615	214,615
Total comprehensive loss	-	-	-	-		(457,622)
Balance, March 31, 2011 (Unaudited)	43,861,597	$43,862	$6,954,320	$(2,399,829)	$679,671	$5,278,024

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the financial statements and footnotes thereto included in the China Ginseng Holdings, Inc. on Form 10 for the year ended June 30, 2010 filed April 26, 2011.

Nature of Business

China Ginseng Holdings, Inc. and Subsidiaries (the “Company”), was incorporated under the laws of Nevada on June 24, 2004. Prior to August 2010, the company was engaged primarily in the sale of fresh and dried Ginseng.  Recently, the company has decided to refocus its business on the sale of Ginseng beverages and wines.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”), which is located in China and, is in the business of farming, processing, distribution, and marketing of Asian Ginseng.  On November 24, 2005, the Company acquired the remaining 45% interest in Yanbian Huaxing.  In 2010, the Company ceased marketing Ginseng and presently is utilizing the harvest to produce Ginseng beverages.

Yanbian Huaxing was granted by the Chinese Government, 20 year land use rights of approximately 1,500 hectors (3,705 acres) of land for use in growing Ginseng in 2004.  The Company had no operations prior to November 24, 2004.

On August 24, 2005, the Company acquired Jilin Ganzhi Ginseng Produce Co. Limited (“Jilin Ganzhi”), whose principal business is the manufacture of Ginseng drinks.

On October 19, 2005, the Company incorporated a new company, Jilin Huamei Beverage Co. Limited (“Jilin Huamei”).  To date, Jilin Huamei has not had any significant operations, other than operating as a sales department for canned Ginseng juice and wine.  The Company’s market promotion and penetration of canned Ginseng juice and wine is conducted by Jilin Huamei and all of the Company’s distribution agreements for sales of their canned Ginseng juice and wine are signed through Jilin Huamei.

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity is the growing, cultivation and harvesting of a grape vineyard. As of June 30, 2010, Tonghua Linyuan leased 750 acres of land on which the grapes were planted.  As of March 31 2011, Tonghua Linyuan reserved 1,170 tons of grape juice for fermentation and 965 tons of fermented grape juice.  The Company plans to produce wine through a winery producer but as of March 31, 2011 has not commenced production.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE A– NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

Going Concern

As indicated in the accompanying financial statements, the Company has accumulated deficits of $2,399,829 and $1,727,592 as of March 31, 2011 and June 30, 2010, respectively, and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully.  Management’s plans include the raising of capital through the equity markets to fund future operations, which it is currently doing, and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Consolidated Financial Statements

The financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited (“Yanbian Huaxing”), Jilin Huamei Beverage Co. Limited (“Jilin Huamei”), Jilin Ganzhi Ginseng Products Co. Limited (“Jilin Ganzhi”), and Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”).  All intercompany transactions have been eliminated in consolidation.

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
MARCH 31, 2011

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

Foreign Currency Translation

The Company considers the Chinese Renminbi to be its functional currency.  The Company does not have any material transactions in foreign currencies other than the Chinese Yuan Renminbi. Assets and liabilities were translated into US dollars at period-end exchange rates.  Statement of operations amounts were translated using the average rate during the period.  Gains and losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income, a separate component of stockholders’ equity.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents as of March 31, 2011 and June 30, 2010.

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

Revenue Recognition

The Company’s primary source of revenue has been from the sale of fresh and dried ginseng. Currently, the Company is processing the ginseng and storing the stock for future juice production which it commenced in the later part of 2010. The grape harvest for 2009 and 2010 has been crushed and the juice produced has been stored in storage tanks. Ginseng is planted in the Spring (April) and Fall (September) of each year and is generally harvested in September.  It usually takes up to 6 years for a ginseng root to mature, although, senior maturity can take up to 8 years.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE B– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Harvested Ginseng can be sold in two ways: (1) fresh ginseng which can be sold immediately and stored in refrigerators for up to 3 years, and (2) dried ginseng which is processed and dried via sunlight and steam machines. Drying is a two month process.  Dried ginseng can be stored up to 5 years. The Company previously focused on selling dried ginseng as it is more profitable than selling fresh ginseng.

When the Company sells ginseng, it receives orders prior to harvest.  For major customers, 20% to 30% is paid upon delivery as payment in advance.  The balance is billed after the customer incurs a lengthy inspection process which can take up to 60 days.  Until the customer finalizes its inspection and deems the shipment acceptable, the shipment is still the property of the Company.  Upon customer completion of inspection and approval, the sale is then recognized and the balance of the invoice price is wired to the Company. For smaller sales, the customers pick up the ginseng from the Company, pay in cash at time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon shipment/payment.

Commencing with the fourth quarter of 2010, the Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship product to the distributor and title will pass to the distributor.  In relation to distribution agreements for ginseng beverages, it is the Company’s policy commencing with the initiation of the distribution agreements to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  Since these agreements commenced in September 2010, the Company has no established history as to the quantity of the Ginseng which may be returned in order to determine if a reserve for returns and allowances is necessary.  The Company is ascertaining from each distributor its’ current on hand quantity and assessing the situation in order to establish a return allowance, if necessary.  At March 31, 2011, the Company had Ginseng juice sales to distributors which aggregated approximately $93,000.  At March 31, 2011, all sales to distributors were resold to end user customers resulting in no potential returns. These distribution agreements also contain incentive arrangements based upon the accumulated product purchased by the distributor; none of which have been earned at March 31, 2011.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When ginseng is shipped to a customer, the customer is entitled to an inspection process which could take up to 60 days.  Upon completion of the inspection and approval process, the customer notifies the company and a sale is recorded. Receivables from sales are based upon converted prices.  The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions.  Normal trade receivables are due 60 days after the date of sale. Trade receivables past due more than 120 days are considered delinquent.  Delinquent receivables are written off based upon individual credit evaluation and specific circumstances of the customer.  The allowance for doubtful accounts was $nil and $19,293 as of March 31, 2011 and June 30, 2010, respectively.

Property and Equipment

Property and equipment is recorded at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets, as follows:

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (Continued)

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

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the nine months ending March 31, 2011 and 2010, approximately $90,530 and $70,460, respectively, was amortized into inventory costs.

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

Stock Based Compensation

The Company accounts for stock issued for services in accordance with Topic ASC 718 Compensation-Stock Compensation (formerly SFAS No. 123R “Share Based Payments”). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based upon the fair value of the equity instruments issued.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company follows ASC 220-10, Reporting Comprehensive Income (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

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

Uncertainty in Income Taxes

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Management, in adopting ASC 740-10, evaluates their tax positions on an annual basis, and have determined that as of June 30, 2010, no additional accrual for income taxes other than the foreign, federal and state provisions and related interest and estimated penalty accruals are considered necessary.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	March 31,	June 30,
	2011	2010
Buildings and improvements	$1,758,565	$1,539,557
Vineyards	1,128,355	1,128,355
Machinery and equipment	722,293	657,766
Motor vehicles	68,964	60,519
Office equipment	53,108	24,555
	3,731,285	3,410,752
Less accumulated depreciation	1,049,300	847,435
	$2,681,985	$2,563,317

Total Depreciation was $201,866 and $89,324 for the nine months ended March 31, 2011 and 2010, respectively.  Depreciation is recorded in the financial statements as follows:

	Nine Months Ended
	March 31,
	2011	2010
Depreciation Expense	$28,286	$17,906
Capitalized Inventory	160,715	58,619
Capitalized Ginseng Crops	12,865	12,799
	$201,866	$89,324

Depreciation expense is included within Depreciation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

NOTE D –INVENTORY

Inventory is comprised of the following at:
	March 31,	June 30,
	2011	2010
Fresh and dried harvested Ginseng	$16,584	$13,290
Raw materials	1,595,745	1,064,359
Operating supplies	47,176	41,893
	1,659,505	$1,119,542

As of March 31, 2011 and June 30, 2010, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE E – GINSENG CROPS

The Company’s business, prior to June 30, 2009, was primarily to harvest and sell fresh and dried ginseng.  The growth period takes approximately 6 years before harvest can commence and up to 8 years for improved harvest and seedling yields.  The Company is changing its business model to utilize the harvested ginseng to manufacture ginseng juice and other ginseng beverages. It commenced ginseng beverage production in August 2010. The Company plants selected areas each year and tracks the cost expended each year by planting area.

Currently, the Company has land grants from the Chinese government, who owns all of the land in China, for approximately 1,500 hectors of land (approximately 3,705 acres) to grow ginseng which were awarded in April and May 2004.  These grants are for 20 years and the Company plans to negotiate extensions of these leases with the Chinese Government in the future. The management of the Company believes that the grants will be renewed as they expire in different areas.  However, there are no assurances that the Chinese government will continue to renew these grants in the future. If the leases cannot be renewed successfully, the Company will attempt to obtain new leases. Additionally, the planting of new ginseng is dependent upon the Company’s cash flow and its ability to raise working capital.

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

The Company bases its planting upon projected harvest needs and the long growth cycle of ginseng.  Since August 2010, the company has been holding its harvested ginseng crops for use in the production of ginseng drinks. Ginseng which is not considered acceptable for production of ginseng beverage are sold on the open market. Between the harvested ginseng and ginseng crops available to be harvested, the Company believes it has sufficient quantities in the future.  The company has developed harvest plans for the lives of land use rights grant period.  The Company has 10 to 15 years remaining on its leases. In the future, the Company plans to negotiate extensions of these leases with the Chinese government, or if unsuccessful, attempt to obtain new leases. If necessary, the Company will be able to purchase ginseng on the open market for use in its beverage production.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE E – GINSENG CROPS (CONTINUED)

An analysis of ginseng crop costs is as follows for each of the applicable periods:

	March 31, 2011	June 30, 2010
Beginning Crop Costs	$3,836,731	$3,842,812
Capitalized costs during year:
Fertilizer	-	-
Scaffolding	-	66,448
Drying costs	-	-
Field clearing and cultivation	-	48,061
Seedlings	-	-
Irrigation	-	-
Labor including farmer net costs	226,583	512,488
Freight	1,138	-
Depreciation	9,946	42
Other	840	1,026
	238,507	628,065
Less:
Cost of crops harvested	(1,239,653)	(225,176)
Adjustment to Ginseng crop write-downs for crops sold	-	(408,970)
	(1,239,653)	(634,146)
Ending Crop Costs	2,835,585	3,836,731
Less: Current portion	225,692	308,764
Long-term portion	$2,609,893	$3,527,967

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

NOTE F – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest ginseng utilizing the Company’s land grants.  The farming contracts commenced in January 2008.  In connection with these agreements, the Company (1) leases sections of the ginseng land grants to the farmers at approximately $0.20 (1.5 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the ginseng crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year, and (4) the farmers are required to produce 2 kg of ginseng for each square meter that they manage.  The company pays the farmers market price for their ginseng.  If the harvest is below 2 kg per square meter, the difference will be deducted from the total payment for ginseng purchased. If the harvest produces more than 2 kg per square meter, the Company pays a premium of $3.00 for every extra kilo.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE F – AGREEMENTS WITH FARMERS (CONTINUED)

The Company has recorded a receivable from the farmers for the rental income of the leased ginseng land grants of $378,329 (which includes additional cash advances of $190,548 for working capital) and $157,665 as of March 31, 2011 and June 30, 2010, respectively.  The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability as of March 31, 2011 and June 30, 2010 was $500,749 and $420,440, respectively.  The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

NOTE G – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for ginseng drinks. The cost and related amortization is as follows:

	March 31,	June 30,
	2011	2010
Cost	$16,465	$16,455
Less accumulated amortization	(12,048)	(7,230)
	$4,417	$9,225

Amortization expense was $4,817 and $3,830 for the nine months ended March 31, 2011 and 2010, respectively.

NOTE H – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’An Qingshi Credit Cooperative at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is secured by the assets of Tonghua Linyuan including 14 carbon-steel storage cans, 16 high-speed steel storage cans and 150 tons of grape juice, and currently is in default.  However, Ji’An Qingshi Credit Cooperative verbally agreed in March 2008 not to call the loan.  Under the verbal agreement, principal and interest payments are not required to be made until the Company is generating profits and interest continues to accrue until the Company pays off the loan.  The balance of the loan as of March 31, 2011 and June 30, 2010 is $305,045 and $294,512, respectively.  Interest has been paid on the loan through June 30, 2009.

On September 10, 2010, Jilin Ganzhi obtained a loan from a financial institution of 8,000,000 RMB ($1,207,967) to be used to pay the amount owed on the Building Purchase (See Note I). The loan is due on August 10, 2012, and bears interest at a floating-rate which is 90% of the benchmark interest rate.  The benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of the same type and class of loans at the date of the loan which changes with the adjustment of national bank rate. The rate was 8.55% at March 31, 2011. The housing and land use rights to the facility serve as collateral.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE I – NOTE PAYABLE – BUILDING PURCHASE (CONTINUED)

On September 10, 2010, 8,000,000 RMB of this note was repaid with the proceeds of a bank loan.  In December 2010, an additional 100,000 RMB ($16,000) was repaid, leaving a balance of 400,000 RMB ($48,617).  The remaining balance 400,000 RMB was to be paid off by the end of June 2010 pursuant to the written contract; however, the Company obtained oral consent from the seller to extend the due date to December 31, 2011.  As of the date of this report, the Company has paid the remaining balance of 400,000 RMB.

NOTE J - RELATED PARTY TRANSACTIONS

The Company has been financing its operations from loans from individual shareholders of the Company, principally residents of China. The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of March 31, 2011 and June 30, 2010, funds borrowed to fund the current operations of the Company were $526,532 and $755,311, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $72,632 and $80,928 which has been recorded in the financial statements for the nine months ended March 31, 2011and 2010, respectively.

As of March 31, 2011 and June 30, 2010, the Company had receivables from related parties aggregating $66,964 and $23,475, respectively. These balances relate to unsettled travel advances.

NOTE K - STOCKHOLDERS’ EQUITY

The Company, through a private placement to Chinese national investors, is attempting to sell 10,000,000 shares of its common stock at $0.25 per share.  During the period April 1, 2010 to June 30, 2010, the Company sold 2,378,750 shares and received $591,902 in cash as a result of the private placement.  The placement is being conducted pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S, promulgated thereunder.  During the nine months ended March 31, 2011, the Company sold an additional 7,085,550 shares at $0.2488 aggregating $1,763,090.  As of this report date, the shares have not yet been issued but have been reflected in the accompanying financial statements as though they were issued.

NOTE L - WARRANT AGREEMENT

During the period from August 2005 to October 2005, the Company issued 798,384 warrants in connection with a private placement.  During the six months ended December 31, 2010 all of these warrants expired.  The warrants vested immediately and were exercisable over a 5 year period.

The following summarizes the warrants issued in connection with the Company’s private placement:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, June 30, 2010	798,334	$0.39

Granted	-	-
Exercised	-	-
Expired	(798,334)	$(0.39)

Balance, March 31, 2011	-	-

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

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

Deferred tax assets consist of the following at:

	March 31, 2011	June 30, 2010
Timing difference related to inventory provisions	$996,000	$130,189
Net operating losses	996,412	350,000
Valuation allowance	(996,412)	(350,000)
Deferred tax asset	$(996,000)	$130,189

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

The Company has a net operating loss carry forward as follows:

	March 31, 2011	June 30, 2010
International (China)	$826,800	$949,600
United States	885,000	378,000
	$1,711,800	$1,327,600

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

The components of income before taxes are as follows:

	For the Nine Months Ended March 31,
	2011	2010
International (China)	$(148,929)	$195,389
United States	(507,290)	10,260
	$(656,219)	$205,649

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE M – PROVISION FOR INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	For the Nine Months Ended March 31,
	2011	2011
International (China)	$16,018	$19,247
United States	-	-
	$16,018	$19,247

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the nine months ended March 31, 2011 and 2010, respectively, are as follows:

	For the Nine Months Ended March 31,
	2011		2010
Federal statutory rate	(34.0	) %	(34.0	) %
State income taxes, net of benefit	3.3		3.3
Valuation allowance	28.3		21.4
Effective tax rate	2.4%		9.3%

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

NOTE O – OPERATING SEGMENTS

The Company presently organizes its business into two reportable farming segments: (1) the cultivation and harvest of Ginseng for the production of Ginseng beverages and (2) the cultivation and harvest of grapes for the eventual production of wine and grape juice.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE O – OPERATING SEGMENTS (CONTINUED)

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different productions techniques and market to different classes of customers.

Nine months ended March 31, 2011:

	Parent Company	Ginseng	Wine	Total
Revenues		3,094,068		3,094,068
Net loss	(507,290)	(115,551)	(49,396)	(672,237)
Total assets	218,517	6,757,738	2,388,078	9,364,333

Other significant items:
Depreciation and amortization	503	30,873	1,051	32,427
Interest expense	33,734	81,910	31,521	147,165
Expenditures for fixed assets	2,964	137,666	61,795	200,425

Nine months ended March 31, 2010:

	Parent Company	Ginseng	Wine	Total
Revenues		202,510	58,578	261,088
Net loss	(120,537)	(64,236)	(40,123)	(224,896)
Total assets	114,121	5,044,206	1,819,408	6,977,735

Other significant items:
Depreciation and amortization	25	21,145	616	21,786
Interest expense	47,696	24,123	24,470	96,289
Expenditures for fixed assets	687	112,415	1,408	114,510

NOTE P – SUBSEQUENT EVENTS

The Company is conducting a private placement of its securities whereby the Company is trying to sell 10,000,000 shares of its common stock at $0.25 per share. The placement is being conducted pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S promulgated thereunder.  Since April 1, 2011, the Company has sold an additional 290,000 shares of its common stock at $0.2488 per share totaling $72,160 received in cash.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.  The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.  The Company conducts business through its four wholly-owned subsidiaries located in Northeast China.  We have been granted 20-year land use rights to 3,705 acres of lands by the Chinese government for ginseng planting and we control through lease approximately 750 acres of grape vineyards.

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

We believe that the shift of business focus to ginseng juice production and wine production will bring more profit to the Company in the long term. Before we decided to enter into the business of ginseng juice production, we conducted research regarding the market for functional drink and especially ginseng beverage. “Functional drink” is a drink product that is non-alcoholic, ready to drink and includes in its formulation non-traditional ingredients, including herbs, vitamins, minerals, amino acids or additional raw fruit or vegetable ingredients, so as to provide specific health benefits that go beyond general nutrition. In July 2010, China Lano Chiyip Research Institute conducted an extensive research on functional drinks in Chinese domestic market and published a report on its research results (the “Lano Chiyip Report”). According to the Lano Chiyip Report, revenue of functional drink sales of the entire Chinese market increased from 0.84 billion RMB in 2000 to 3 billion RMB in 2005. In recent years, with deteriorating natural environment and increasing pressure of daily life, there are more and more people experiencing so called “sub-health conditions”, which are defined by the World Health Organization as a state between health and disease when the patient experiences reduction in his or her vitality and adaptability although there is no defined disease diagnosed. At the same time, people in China are becoming more concerned about their health and quality of life.  Based on the Lano Chiyip Report, we believe that there is an increasing need for healthy food and drink, which has driven the growing market for functional beverages in China. China’s current consumption of functional drinks is only 0.5 kg/person annually, compared with 7 kg/person annually in Western countries. Therefore, we see great potential for sales of functional beverages in the China market.

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

Since we shifted the focus of our business in August 2010 into the ginseng beverage business and the wine business, we have started to store our raw material in 2008 and sell very limited self-produced ginseng. As we are in the initial stage of the ginseng beverage and wine businesses, we cannot assure that the demand for our ginseng beverage and wine will be sufficient for us to be profitable in the short term and there is no guarantee that we will be able to generate the revenue from the ginseng beverage and wine businesses. Considering the current outstanding unpaid loans we have, our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern. As of March 31, 2011, the cash balance on hand for the Company was $81,060.

In order to meet the challenge, we are taking the following actions:
•	We plan to seek additional capital to support our operation through a private placement pursuant to Regulation S;
•	We are recruiting distributors for ginseng beverage and wine products and we intend to recruit one general distributor for ginseng juice and one for wine in every city in which we sell our products;

Although China Ginseng Holdings has not generated any revenues from its wine businesses in 2010, the revenue from ginseng beverage sales is $3,094,068 for the nine months ended March 31, 2011. We believe there is future potential in our business due to the factors that (i) the China Ginseng market is gradually recovering, (ii) the demand and the price is in the uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control was not affected by the government restrictions because we have already obtained government approval to grow ginseng crops), and (iii)  as of the date of this filing, we have already entered into binding agreements with nine distributors for our  beverage in different cities.

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

Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”) – Ginseng farming and sales

•
On November 24, 2004, we acquired a 55% interest in Yanbian Huaxing Ginseng Industry Co. Limited from Huaxing Ginseng Industry Co, Ltd. for $200,000.   Subsequently in August, 2005, we acquired the remaining 45% interest from Huaxing Ginseng for $164,000.  The price was determined based upon the registered capital of Yanbian Huaxing of $364,000 in China.  In October 2005, we increased the registered capital of Yanbian Huaxing by putting in an additional $250,000 in order to meet the requirement for foreign owned enterprise requirement.  We received a certificate of approval issued by the Chinese government certifying Yanbian Huaxing as a Foreign-Owned Enterprise wholly-owned by us. Yanbian Huaxing is operated to plant ginseng and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing. With the shift of business focus to canned ginseng juice, we anticipate a decrease of revenue of direct sales of ginseng while most of ginseng produced by Yanbian Huaxing has been and will continue to be used as raw material for canned ginseng juice.

Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) - Producing Canned Ginseng Juice.

•
On August 24, 2005, we acquired a 100% interest in Jilin Ganzhi Products Co. for $95,691 and subsequently on September 26, 2007 and August 31, 2008 we invested $50,000 and $20,000 respectively into Jilin Ganzhi. Jilin Ganzhi is operated to process ginseng and produce canned ginseng juice. We received a certificate of approval issued by the Chinese government certifying Jilin Ganzhi as a Foreign-Owned Enterprise wholly-owned by us. Jilin Ganzhi started production of canned ginseng juice in the three months ended December 31, 2010 and the sales of canned ginseng juice are conducted through Jilin Huamei.

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) – Growing grapes and producing wine

•
On March 31, 2008, we acquired a 100% ownership of Tonghua Linyuan Grape Planting Co. for the issuance 6,155,000 shares of common stock of the Company.  The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua Linyuan at the time of acquisition which was approximately $1,332,248.  We signed the Tonghua Linyuan acquisition agreement on April 12, 2007, but the transaction was not closed until March 31, 2008. We received a certificate of approval issued by the Chinese government certifying Tonghua Linyuan as a Foreign-Owned Enterprise wholly-owned by us. Tonghua Linyuan is operated to plant grapes and produce wine. Other than one sale of grapes made by Tonghua Linyuan in 2010, Tonghua Linyuan reserved all the grapes planted for wine production. In addition, Tonghua Linyuan has contracted for the production of wine with a winery producer whereby Tonghua Linyuan provides the producer with grape juice and supplies and producer charges processing fee per bottle. Tonghua Linyuan plans to start wine production in March 2011 and the sales of wine will be conducted through Jilin Huamei starting in April, 2011.

Jilin Huamei Beverage Co. Ltd (“Jilin Huamei”) - Marketing of our canned ginseng juice and wine

•
Jilin Huamei was incorporated by us on October 19, 2005 as a foreign investment company in China.  The registered capital of Jilin Huamei is $200,000. We received a certificate of approval issued by the Chinese government certifying Jilin Huamei as a Foreign-Owned Enterprise wholly-owned by us. Jilin Huamei operates as a sales department of our canned ginseng juice and wine. We plan to recruit one general distributor for our canned ginseng juice and one general distributor for our wine in each big city in China through Jilin Huamei. As of the date of this filing, Jilin Huamei has signed 10 general distributors for our ginseng beverage and 1 general distributor for our wine. We commenced sales of ginseng beverage in October 2010; therefore, Jilin Huamei started generating revenue in November 2010.

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

Ginseng's growing cycle is from April to September, six months a year.  Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in Autumn. The seeds can be sowed in September or next Spring. It takes 10 days to germinate and the growing cycle for seedling is 10 days. For every hectare cultivated, we can harvest approximately 18 to 20 kg ginseng. As of June 2010, our planting area for ginseng is 443,830 square meter.

Since August 2010, we have gradually shifted our business focus from direct sale of ginseng and ginseng byproducts to production and sale of canned ginseng juice and wine.

Through Jilin Ganzhi, we are producing two types of canned ginseng juice:

•	Ganzhi Asian Ginseng Beverage

•	Ganzhi American Ginseng Beverage

Through Tonghua Linyuan, we have already grown and crushed the grapes from our vineyards and have the juices reserved.  We started wine production in April 2011 and sales in May 2011. We have contracted for the production of the wine with a third party producer.

We plan to produce and sell two kinds of wine:

•	Bingqing Ice Wine

•	Pearl in the Snow (Red)

New Focus of Our Business

Canned Ginseng Juice

Currently, there are approximately 10 types of ginseng drinks on the market.  The price range for those products is between 4 –30 RMB per can (about USD $0.60-$ 4.51).

The most important component of ginseng is ginsenoside. Based upon reading of our competitors’ product labels, all of their ginseng drinks are produced by blending after extracting ginsenosides through chemical methods. The extraction of ginsenosides will cause damage to its nutritional components.  Our technology is different from that traditional method.  We squeeze out the natural juice from fresh ginseng as the main material plus natural extracts like xylitol, citric acid and steviosides as subsidiary ingredients. We have farming technicians periodically inspect farmers to ensure they follow our growing guidelines to control the quality of the fresh ginseng. We use low residue pesticide and biodegradable fertilizer for ginseng planting. And we use xylitol instead of sugar to lower calories.  Further, products made with xylitol do not cause a sour taste.

The reason direct squeezing is not commonly used in canned ginseng juice is that it needs fresh ginseng as a raw material and preservation of fresh ginseng is very difficult. However, our drink formula enables us to use refrigerated ginseng as a raw material to produce canned ginseng juice and preserve the freshness of the ginseng in final products. The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance.

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

We started production of wine in April 2011 and commenced sales in May 2011. We have a written production agreement with Tonghua Jinyuanshan Winery (“Tonghua Winery”) to produce wine for us from May 20, 2009 to May 19, 2012. Under the terms of the agreement, we provide Tonghua Winery with grape juice, bottling supplies and packaging supplies, and Tonghua Winery produces and bottles the wine with a charge of approximately $0.15-0.22 per bottle (approximately $0.15 per bottle for processing red wine and approximately $0.22 per bottle for processing ice wine).

Distribution

We intend to recruit one general distributor for our products of ginseng beverage and wine in major cities in China.  The city level distributor can recruit the second level distributors.  In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sales branch offices to facilitate the local sales. Our direct sales will target at customers of high end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists attractions, airport and high speed trains.

We have started negotiating distribution and sales agreements with potential general distributors. Currently, we have signed 10 general distributors for our ginseng beverage and 1 general distributor for our wine. Our development plan is to, through the general distributors, recruit up to 550 city level distributors for our ginseng beverage and up to 2,000 second level distributors in the next three to five years; and to recruit up to 400 city level distributors for our wine in the same timeframe.

Sales of our products:

In the past, our revenue was mainly from the sales of ginseng produced and sold by Yanbian Huaxing.  In August 2010, we shifted our business focus to canned ginseng juice and wine and started to store fresh ginseng for producing canned ginseng juice. Most of the ginseng produced by Yanbian has been and will continue to be used as raw material of canned ginseng juice and only those not qualified to be used for canned ginseng juice will be sold directly through Yanbian Huaxing. Therefore, the revenues attributable to the direct sales of ginseng produced by Yanbian Huaxing have already and will continue to decrease as the ginseng is utilized for the ginseng juice. Nevertheless, because the market price of ginseng increased in the three months ended March 31, 2011 and we just commenced sales of canned ginseng juice in that period, the sales of ginseng by Yanbian Huaxing still counted for the biggest part of our revenue for the three months ended March 31, 2011.   However, in the long run, we expect a decrease of revenue form direct sales of ginseng and an increase of revenue from sales of canned ginseng juice. We plan to have 70% of our revenue from sales of canned ginseng juice, 20% of our revenue from sales of ginseng and 10% of our revenue from sales of our wine in the next two to three years.

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

For ginseng, every hectare can harvest 18 to 20 kg ginseng; for grapes, every acre can produce approximately 1500 kg grapes. As of March 31, 2011, the planting area for ginseng is 111 acres, and the planting area for grapes is 750 acres.

The carrying value of the ginseng crops and Grape crops is reviewed on a regular basis for any impairment in value using management’s best estimate as to expect future market values, yields and costs to harvest.  Costs accumulated on the acres expected to be harvested during the next fiscal year have been classified as a current asset.

Revenue Recognition

The Company’s primary source of revenue has been from the sale of fresh and dried ginseng and in the year ended June 30, 2010, one bulk sale of crushed grapes.  Currently, the Company is processing the ginseng and storing the stock for juice production which commenced in early 2011.  The grapes harvested in 2009 have been crushed and the juice produced has been stored in storage tanks.  The Company plans to do the same for grapes harvested in 2010. Ginseng is planted in the Spring (March) and Fall (September) of each year and is generally harvested in September.  It usually takes up to 6 years for a ginseng root to mature, although, senior maturity can take up to 8 years.

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

Since September 2010, the Company has entered into 10 distribution agreements to sell ginseng juice and 1 distribution agreement to sell wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship the product to the distributor and title will pass to the distributor.   In relation to distribution agreements for ginseng beverages, it is the Company’s policy commencing with the initiation of the distribution agreements to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  Since these agreements commenced in September 2010, the Company has no established history as to the quantity of the ginseng and wine which may be returned in order to determine if a reserve for returns and allowances is necessary.  The Company is currently working closely with the distributors to establish this history.  Currently, at each reporting period, the Company is ascertaining from each distributor its current on hand quantity and assessing the situation in order to establish a return allowance, if necessary. As of March 31, 2011, the second quarter in which the Company had ginseng juice sales to distributors which aggregated approximately $49,892 all sales to distributors were sold to end user customers.  These distribution agreements also contain incentive arrangements based upon the accumulated product purchased by the distributor; none of which have been earned as if March 31, 2011.

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

Going Concern

As of June 30, 2010, the Company had a working capital deficiency of $2,067,999. The report of our independent registered public accounting firm on the financial statements for the year ended June 30, 2010 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  To address the Company’s cash flow problems, management plans to take a series of actions, including raising capital through additional financings and continuing its efforts to recruit distributors for ginseng beverage and wine products.  Management believes that these actions will enable the Company to continue to finance its operations and allow it to move towards profitability in the coming year.  Since June 30, 2010, the Company has raised an additional $1,763,090 in cash through a private placement conducted in accordance with Regulation S. As of the nine months ended March 31, 2011, our working capital was $1,167,124, an increase of $3,235,123 compared to the deficit of $2,067,999 as of June 30, 2010.

Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and nine months ended March 31, 2011 and 2010 respectively.

	For the Three Months Ended March 31, 2011
			Change
	2011	2010	Amount	%
Revenues	$2,006,635	$170,893	$1,835,742	1074%
Cost of Goods Sold	1,723,270	170,792	1,552,478	909%
Income(Loss)from Operations	(89,153)	(56,846)	(32,307)	57%
Net Income (Loss)	(223,630)	(149,132)	(74,498)	50%

	For the Nine Months Ended March 31, 2011
			Change
	2011	2010	Amount	%
Revenues	$3,094,068	$261,088	$2,832,980	1085%
Cost of Goods Sold	2,641,501	301,107	2,340,394	777%
Income(Loss)from Operations	(509,054)	(109,360)	(399,694)	366%
Net Income (Loss)	(672,237)	(224,896)	447,341	199%

Revenue

	Three Months ended March 31, 2011
Products	March 31, 2011 Revenue	% of total revenue	March 31, 2010 Revenue	% of total Revenue	2011-2010 Variance of Quantity	2011-2010 Variance of Unit Price	2011-2010 Dollar Variance	% change
Ginseng (production)	$759,396	38%	$104,811	61%	(2,154) kg	17	$654,585	625%
Ginseng (purchase)	1,197,347	60%	66,082	39%	(180) kg	20	1,131,265	1712%

Ginseng Beverage Production	49,892	2%	-------	------	-----	------	49,982	-
Total	$2,006,635,	100%	$170,893	100%			$1,835,742

Our total revenue increased from $170,893 for the three months ended March 31, 2010 to $2,006,635 for the three months ended March 31, 2011, an increase of $1,835,742 or 1047%. The increase was primarily attributable to the sales of ginseng and ginseng juice which had not occurred in the same period of 2010.

For the three months ended March 31, 2011, about $49,892 or 2% of our revenue was generated from our ginseng juice product. This was a result of our marketing effort to the previously unaddressed beverage market. We have signed 10 distribution agreements since September 2010 and with sales channels of our distributors we have started to generate revenue from our ginseng beverage business. Due to the fact that we just started sales of canned ginseng juice, the sales generated by Jilin Huamei was a small part of our revenue for the three months ended March 31, 2011. However, we believe that there is a significant opportunity for our ginseng functional drink in China. Currently, there are no leading brands in the market; with our unique production technology of ginseng beverage and our focus on high-end consumers, we anticipate that around 70% of our revenue will come from sales of ginseng beverage in next two to three years. Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next two to three years because it depends on future market conditions.

In calendar year 2010, 90% of our own farmed ginseng was oxidized because of the excessive rain, compared with about 30% of our ginseng that usually becomes oxidized each year. However, we believe that 90% of ginseng oxidized in 2010 should not have a significant impact on our ginseng beverage business due to the following reasons: 1) we have started to store ginseng as raw material for ginseng beverage business since 2008 and we have just started to sell ginseng juice in the market. Therefore, the market share is small at the current time so currently we have enough ginseng for ginseng juice production to meet the market demand; 2) our average oxidized ginseng a year is usually  approximately 30%, while 90% oxidized ginseng in 2010 is a rare event; and 3) In the next two to three years, if our ginseng beverage business has a rapid development and we do not have enough ginseng for ginseng juice production because of the oxidized ginseng, we still have the option to buy ginseng from other suppliers to meet the need of our production.

Approximately $1,197,347 or 60% was the result of resale of ginseng purchased from the market and sold to major customers. It increased by $1,131,265 or 1712% compared to the three months ended March 31, 2010. This significant revenue increase was due to increased market price of ginseng, which was caused by the policy of the Chinese government to restrict the amount of land available for ginseng farming and nationwide inflation in all raw materials.

The remaining $759,396 or 38% was a result of revenue generated from our own farming production, which increased by $654,585 or 625% compared to the three months ended March 31, 2010. This significant increase was due to the increased market price of ginseng as explained above.

Cost of Goods Sold

	March 31, 2011 Cost of goods sold	% of total cost of goods sold	March 31, 2010 Cost of goods sold	% of total cost of goods sold	2011-2010 Variance of Quantity	2011-2010 Variance of Unit Price	2011-2010 Dollar Variance	% change
Ginseng (production)	$709,357	41%	$116,424	68%	14,593kg	4	$592,933	509%
Ginseng (purchase)	947,179	57%	54,368	32%	21,632kg	20	892,811	1642%

Ginseng Beverage Production	39,734	2%	-------	-------	-----	------	--------	-
Total	$1,723,270	100%	$170,790	100%			$1,552,480	909%

Our total cost of goods sold increased from $170,792 for the three months ended March 31, 2010 to $1,723,270 for the three months ended March 31, 2011, an increase of $1,552,478 or 909%. The primary reason for the increase was:

1. The total cost of ginseng production increased from $116,424 for the three months ended March 31, 2010 to $709,357 for the three months ended March 31, 2011, resulting from an increase in the quantity of ginseng harvested and an increase in the unit price. In 2010, we had 90% oxidized ginseng so we had to harvest it and the unit price was increased in line.

•	56% of $592,933, or $332,424 increase was caused by increased harvested ginseng;

•	44% of $592, 933or $260,891 increase was due to increased unit price;

2. Our cost of purchasing ginseng for resale in the three months ended March 31, 2011 increased from $54,368 to $947,179 primarily because of increased quantity, quality and the price of ginseng we purchased from outside farmers. The increased purchase quantity was due to market demand and the future potential needs for ginseng beverage production. As mentioned above, the increased purchase price was due to Chinese government’s policy to restrict the amount of land available for ginseng farming and nationwide inflation in all raw materials.

•	12% of $947,179, or $113,661 increase was caused by increased purchased ginseng;

•	88% of $947,179or $833,518 increase was due to increased purchase price;

3. We have had a new cost of $ 39,734 in ginseng beverage production for the three months ended March 31, 2011 because we started to produce our ginseng juice in October 2010.

Selling General and Administration Expenses

Sales costs, general expenses and administrative expenses increased from $49,712 for the three months ended March 31, 2010 to $356,238 for the three months ended March 31, 2011, an increase of $306,526 or 617%. The increase is mainly because of 1) the rise in general administrative expenses and marketing expenses for our new business, the ginseng juice and grape wine operations. In order to develop our new business and promote our new products, company representatives attended most national agriculture exhibitions and food exhibitions during the period and promoted our ginseng juice through various channels; 2) the increased salary paid to the workers who participate in the production of ginseng juice; and 3) the increased professional fee related to public filings.

Depreciation and Amortization

Depreciation and amortization was $16,280 for the quarter ended March 31, 2011, compared to $7,235 for the quarter ended March 31, 2010, an increase of $9,045 or 125%.  The increase was mainly due to depreciation charge on the factory acquired by Jilin Ganzhi.  The Company began to depreciate the factory in January 2011.

Interest Expense

Our interest expense increased by $29, 940 from $92,286 for the quarter ended March 31, 2010 to $122,226 for the quarter ended March 31, 2011, representing a 34% increase.  The change in imputed interest to related party loans and the interest paid to bank loans for the Jilin Ganzhi building is the primary reasons for the increase in interest expense.

Income Tax Expense

Income tax expense for the quarter ended March 31, 2011 is $12,251. This income tax expense relates to taxes payable in China by the Company’s subsidiary, Yanbian Huaxing.

Net Loss

The net loss for the quarter ended March 31, 2011 was $223,630; an increase of $74,498 or 50% compared to a net loss of $149,132 for the quarter ended March 31, 2010. The increase is primarily due to the increase in operating expenses and administrative expenses. There also was an increase in the cost of producing ginseng and in purchasing ginseng for resale.

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

As of March 31, 2011, we had working capital of $1,167,124, compared to a working capital deficit of $2,067,999 as of June 30, 2010.

As of December 31, 2009, and as of December 31, 2010, there was no change in our loan payments since the loans remained constant. As of June 30, 2010, we had outstanding loan of 2,000,000 RMB (about $292,942)) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”); the principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan;

2.	Loan Purpose: Planting;

3.	Loan Amount: Principal of 2,000,000 RMB (approximately USD $292,942) with an annual interest of 6.325%;

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003;

5.	Security: The loan is secured by the assets of Tonghua Linyuan including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 450 tons of grape juice.

We have not paid any principal or interest of the loan subsequent to June 30, 2009; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: no principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender. Nevertheless, we had a net loss of $648,727 for the year ended June 30, 2010. If we continue operation without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If we cannot pay off the loan when Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, auction or any other methods to liquidate the secured assets and receive the payment of outstanding principal and interests ranking senior to other lenders out of the secured assets. As the date of the filing, Tonghua Linyuan has 31 storage cans in total including 15 carbon-steel cans and 16 high-speed steel storage cans; 2 white-steel transport tanks, 1170 tons of grape juice. Therefore, if Ji’An Qinshi decides to revoke the oral agreement and call the loan, it will not lead to the close of operation and business of Tonghua Linyuan; however, it will cause extra costs for Tonghua Linyuan to rent additional storage cans from third party.

On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and production facilities.  The Company obtained an 8 million RMB (approximately USD $1,203,312) bank loan from Meihekou City Rural Credit Union  to pay the seller on November 8, 2010.

The principal terms of the 8 million RMB bank loan agreement are as follows:

•	Parties: Ganzhi Ginseng Products Co., Ltd (“Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

•	Meihekou Credit Union granted a loan of 8 million RMB (about USD $ 1,203,312) to Ganzhi to be used to pay off its debt and the term of the loan is 23 months from September 10, 2010 to August 10, 2012.

•	The loan carries an annual floating rate which is an interest rate on value date (upward) 90%, changing with the adjustment of national bank rate, the sliding scale will not change.

•
The payment shall be made in the order of loan expense, interest and principal. Ganzhi shall pay 1,600,000 RMB (about USD $240,662.40) principal on August 10, 2011 and the rest of principal of 6,400,000 RMB (about USD $962,649.6]) on August 10, 2012.

As of March 31, 2011, there was no change in our loan payments compared to March 31, 2010, since the loans remained constant.  Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender.

As of March 31, 2011 and March 31, 2010, we had notes payable of approximately $526,532 and $1,131,959 to individual lenders, respectively. These amounts are mainly due to the working capital demands of the business and are interest free.

As of March 31, 2010 we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We started our ginseng beverage production in August 2010 and sales in October 2010.  As of June 30, 2010, we raised capital $591,902 through private financing pursuant to Regulation S. Since June 30, 2010, we raised an additional $1,763,090 in private financing pursuant to Regulation S. We intend to continue to seek additional financing until such time as we are able to support our growth through our operations. Meanwhile, we intend to continue to try and recruit the distributors in different cities in order to increase our sales. If we are unable to raise additional cash through financing activities prior to our operations yielding sufficient cash to support our planned growth and expansion, we may have to significantly reduce our operations, which could have a material adverse effect upon our business.

Comparison of results for the nine months ended March 31, 2011 and 2010:

Revenue

	Nine Months ended March 31, 2011
	March 31, 2011 Revenue	% of total revenue	March 31, 2010 Revenue	% of total Revenue	2011-2010 Variance of Quantity	2011-2010 Variance of Unit Price	2011-2010 Dollar Variance	% change
Ginseng (production)	$1,283,527	41%	$104,811	40%	3,3732 kg	27	$1,178,716	1125%
Ginseng (purchase)	1,717,830	56%	97,698	38%	58,262 kg	16	1,620,132	1658%
Grape	--------		58,579	22%	--------	-----	(58,579)
Ginseng Beverage Production	92,711	3%	-------		-----	------	92,711	-
Total	$3,094,068	100%	$261,088	100%			$2,832,980

Our total sales increased from $261,088 for the nine months ended March 31, 2010 to $3,094,068 for the nine months ended March 31, 2011, an increase of $2,832,980 or 1085%. The increase was primarily attributable to the sales of ginseng and ginseng juice which had not occurred in the same period time of 2010.

For the nine months ended March 31, 2011, about $92,711 or 3% of our revenue was generated from our ginseng juice product. This was a result of our marketing efforts to the previously unaddressed beverage market. We have signed 10 distribution agreements since August 2010 and with their sales channels we have started to generate revenue from our ginseng beverage business. Due to the fact that we just started sales of canned ginseng juice in the three months ended December 31, 2010, the sales generated by Jilin Huamei was a small part of our revenue for the nine months ended March 31, 2011. However, we believe that there is a significant potential for functional drink market in China. With no leading brands in the current China market, our unique production technology of ginseng beverage and our focus on high-end consumers, we anticipate that around 70% of our revenue will come from sales of ginseng beverage in next two to three years. Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next two to three years because it depends on future market condition.

In calendar year 2010, 90% of our own framed ginseng was oxidized because of the excessive rain, compared with usually about 30% of our ginseng that becomes oxidized each year. However, we believe that 90% of ginseng oxidized in 2010 should not have a significant impact on our ginseng beverage business due to the following reasons: 1) we have started to store ginseng as raw material for ginseng beverage business since 2008 and we just start to sell ginseng juice in the market. Therefore, the market share is small at the current time so currently we have enough ginseng for ginseng juice production to meet the market demand; 2) our average oxidized ginseng a year is normally approximately 30%, while 90% oxidized ginseng in 2010 is a rare event; and 3) In the next two to three years, if our ginseng beverage business has a rapid development and we do not have enough ginseng for ginseng juice production because of the oxidized ginseng, we still have the option to buy ginseng from other suppliers to meet the need of our production.

Approximately $1,717,830 or 56% was the results of resale of ginseng purchased from the market and sold to major customers. Our ginseng sales revenue from purchase and resale increased from $97,698 for the nine months ended March 31, 2010 to $1,717,830 for the nine months ended March 31, 2011, an increase of $1,621,132 or 1658%. These sales were supported by increased market demand and market price.

•	34% of $1,620,132, or $550,845 increasing was caused by increased market order we received.

•	66% of $1,620,132, or $1,069,287 increasing was due to increased market selling price of ginseng.

The remaining $1,283,527 or 41% was a result of revenue generated from our own farming production. Our average yearly rain volume in the past ten years was approximately 500 millimeter and usually approximately 30% of our ginseng becomes oxidized each year because of the rain. However, because of the excessive rain in 2010, 90% of our own farmed ginseng was oxidized. Oxidized ginseng is not suitable for use in ginseng beverage production, but there is market demand for this type of ginseng. Since we could not use the large amount of oxidized ginseng in 2010 for ginseng beverage production, we sold it to the market. Due to the fact that the market price of ginseng increased in the nine months ended March 31, 2011 and that the market demand of ginseng increased in that period, the sales of ginseng by Yanbian Huaxing counted for the biggest part of our revenue for the nine months ended March 31, 2011.

•	18% of $1,178,716, or $212,619 increasing was caused by increased market order we received;

•	82% of $1,178,716, or $966,097 increasing was due to increased market selling price of ginseng;

There was a significant decline from 2008 to 2009 in the price of ginseng due to the global recession and local market conditions. Demand for herbal medicine exports declined in 2008, creating a significant oversupply in China. The price gradually recovered in 2009 after production fell in the nearby region of Heilongjian Province. In addition, the policy of the Chinese government to restrict the amount of land available for ginseng farming caused market demand and ginseng prices go higher in this quarter in 2011. However, the land under our control was not affected by the government restrictions because we have already obtained government approval to grow ginseng crops. Moreover, the national inflation for all goods in China is another reason that caused the price of ginseng to go higher during this period.

Cost of Goods Sold
	Nine Months ended March 31,
	March 31, 2011 Cost of goods sold	% of total cost of goods sold	March 31, 2010 Cost of goods sold	% of total cost of goods sold	2011-2010 Variance of Quantity	2011-2010 Variance of Unit Price	2011-2010 Dollar Variance	% change
Ginseng (production)	$1,218,211	46%	$144,012	48%	114,605 kg	3	$1,074,200	746%
Ginseng (purchase)	1,349,452	51%	98,516	33%	65,650 kg	12	1,250,936	1269%
Grape Sales	--		58,579	19%			(58,579)	---
Ginseng Beverage Production	73,838	3%	-------	-------	-----	------	73,838	----
Total	$2,641,501	100%	$301,107	100%			$2,340,394	777%

Our total cost of goods sold increased from $301,107 for the nine months ended March 31, 2010 to $2,641,501 for the nine months ended March 31, 2011, an increase of $2,340,394 or 777%. The primary reason for the increase was:

1. The total cost of ginseng production increased from $144,012 for the nine months ended March 31, 2010 to $1,218,211 for the nine months ended March 31, 2011, resulting from a significant increase in the quantity of ginseng harvested in 2010 and a slight increase in the unit price. In 2010, we had 90% oxidized ginseng so we had to harvest it and the cost of unit price was increased in line.

•	70% of $1,074,200, or $751,941 increase was caused by increased harvested ginseng;

•	30% of $1,074,200, or $322,259 increase was due to increased unit price;

2. Our cost of purchasing ginseng for resale in the nine months ended March 31, 2011 increased from $98,516 to $1,349,452 primarily because of increased quantity, quality and the price of ginseng we purchased from outside farmers. The increased purchase quantity was due to market demand and the future potential needs for ginseng beverage production. As mentioned above, the increased purchase price was due to Chinese government’s policy to restrict the amount of land available for ginseng farming and nationwide inflation in all raw materials.

•	16% of $1,349,352, or $215,896 increase was caused by increased purchased ginseng;

•	84% of $1,349,452, or $1,133556 increase was due to increased purchase price;

3. We have had a new cost of $73,838 in ginseng beverage production for the nine months ended March 31, 2011 because we started to produce our ginseng juice in October, 2010.

Selling, General and Administrative Costs

Sales costs, general expenses and administrative expenses increased significantly from $47,555 for the nine months ended March 31, 2010 to $929,194 for the nine months ended March 31, 2011, an increase of $881,639. The increase is mainly because of 1) the rise in general administrative expenses and marketing expenses for our new business – the ginseng juice and grape wine operation. In order to develop our new business and promote our new products, company representatives attended most national agriculture exhibitions and food exhibitions during the period and promoted our ginseng juice through various channels; 2) the increased salary paid to the workers who participate in the production of ginseng juice; and 3) the increased professional fee related to public filings.

Depreciation and Amortization

Depreciation and amortization was $32,427 for the nine months ended March 31, 2011, compared to $21,786 for the nine months ended March 31, 2010, an increase of $10,641 or 49%. The increase was mainly due to depreciation charge on the factory acquired by Ganzhi. The Company started to depreciate the factory in January 2011.

Interest Expense

Our Interest expense increased by $50,876, from $96,289 for the nine months ended March 31, 2010 to $147,165 for the nine months ended March 31, 2011, representing a 53% increase. The change in imputed interest on related party loans and the interest paid to bank loans for Jilin Ganzhi building are the primary reasons for the increase in interest expense.

Income Taxes

Income tax expenses for the nine months ended March 31, 2011 was $16,018 compared to $19,247 for the nine months ended March 31, 2010. This income tax expense relates to taxes payable in China by the Company’s subsidiary, Yanbian Huaxing. The decrease in income tax expense is directly related to the calculation of taxable income for Yanbian Huaxing for the nine months ended March 31, 2011.

Net Income (Loss)

We had a net loss of $672,237 for the nine months ended March 31, 2011 and a net loss of $224,896 for the nine months ended March 31, 2010, an increase of $447,341, or 199%. The net loss is primarily due to the increase in operating expenses and administrative expenses. There also was an increase in the cost of producing ginseng and in purchasing ginseng for resale.

Discussion of Cash Flow

Cash flows results for the nine months ended March 31, 2011 and the nine months ended March 31, 2010 are summarized as follows:

	March 31, 2011	March 31, 2010
Net cash provided by(used in) operating activities	$(1,470,456)	$(210,359)
Net cash provided by(used )in investing activities	$(225,762)	$(542)
Net cash provided by financial activities	$1,534,311	$46,555

Operating activities

Cash flows used in operating activities increased by $1,260,097 for the nine months ended March 31, 2011 compared to the same period of 2010. This change was primarily the result of an increase in net losses of $ 672,237, in addition to an increase in accounts receivable of $480,856, an increase in inventory of $539,963, an increase in prepaid expense of $942,677 and a decrease in accounts payable of $248,669. These amounts were offset by an increase in receivable in advance of $426,233 and a decrease in crop inventory of $1,001,146.  The increase in accounts receivable primary was due to increase in credit sales of ginseng held by Yanbian Huaxin.  The inventory increase was due to increase in grape juice for wine production and ginseng raw material for ginseng beverage production. Since the Company had a 90% oxidized self-produced ginseng which is unqualified for ginseng juice production and in order to ensure ginseng beverage business, the Company purchased raw material for recent ginseng beverage production and stored the excess for future production in case of adverse weather conditions; in the prior year, the grape harvested in Tonghua Lingyuan was sold to third parties. In this year, the company restored its grape juice for its wine production. An increased in prepaid expense was due to the Company increased advance to suppliers to maintain good relationship with them.

The decrease in our accounts payable was because we paid certain accounts payable with the cash generated from financial activities. An increased receivable in advance is primary due to the deposit we received from our ginseng customers and distributors of ginseng beverage. A decrease in crop inventory was because the Company harvested the ginseng crops and sold them to the market due to the fact that 90% of our ginseng was oxidized in 2010 and was, therefore, unqualified to make ginseng juice.

Investing activities

Cash flows used in investing activities amounted to $225,762 for the nine months ended March 31, 2011, which consisted of a long-term investment of $23,337; a purchase of property and equipment of $202,425. In December 2010, the Company invested $23,337 (approximately 153,000 RMB) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company will account for this investment utilizing the equity method.  From July 2010 to March 2011, the Company spent $202,425 on purchasing computers, motor, squeezer, slicing machine, heating machine, boilers, and etc for business use.

Our cash flow used in investing activities amounted to $542 in the nine months ended March 31, 2010, which consisted of a purchase of equipments of $542.

Financing activities

Our cash flows provided by financing activities for the nine months ended March 31, 2011 was $1,534,311, which consist of proceeds from sale of common stock of $1,763,090 offset by repayment to related party loans of $228,779.

Cash flows provided by financing activities for the nine months ended March 31, 2010 was $46,555 which consists of proceeds from related party loans of $46,555.

Cash flows provided by financing activities increased by $1,487,756 or 3196 % in the nine months ended March 31, 2011 compared to the same period in 2010.

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

The Company is obligated to pay back a loan of $292,492 to Ji’An Qingshi Credit Cooperatives (the debt carried from Tonghua Linyuan), secured by all assets of Tonghua Linyuan until the loan is repaid. The loan was due for repayment on February 4, 2003.  The Company is currently in default on the loan and the lender has verbally agreed not to call the loan. We intend to pay off the loan when the ginseng beverage production and wine production business generates sufficient profit.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of March 31, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level. Management’s assessment identified the following material weaknesses:

•
As of March 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of March 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of March 31, 2011, there was a lack of segregation of duties.

•	As of March 31, 2011, there was no independent audit committee.

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

Item 4(T): Controls and Procedures

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting under Section 404(a) of the Sarbanes-Oxley Act.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

During the period ending March 31, 2011, the company sold 2,150,550 shares at $0.2488 per share; and since April 1, 2011, the Company sold additional 290,000 shares of its common stock at $0.2488 per share, pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S with regard to issuances to non-U.S. citizens or residents.

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

China Ginseng Holdings, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	May 23, 2011	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	May 23, 2011
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	May 23, 2011