Form 10-Q/A
period 2010-12-31
China Ginseng Holdings Inc
filed 2011-05-31
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A3

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

  EXPLANATORY NOTE

We are filing this Form 10-Q/A3 for the period ended December 31, 2010 (“Amended Report”) to respond to the SEC comments we received on our Form 10-12G (filing No. 000-54072) revising our originally filed Form 10-Q (“Original Report”) for this same period regarding our management’s discussion and analysis of results of operations primarily to provide more detailed discussion of the reason(s) for the changes in the results of operations.   This Amended Report does not reflect events occurring after the filing of the Form 10-Q on February 22, 2010, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of February 22, 2011. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION		3
Item 1	Financial Statements	3
Item 2	Management's Discussion and Analysis or Plan of Operation.	4
Item 3	Quantitative and Qualitative Disclosure about Market Risk	15
Item 4	Controls and Procedures.	15
PART II -- OTHER INFORMATION ..
Item 1	Legal Proceedings.
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3	Defaults Upon Senior Securities
Item 4	(Removed and Reserved).
Item 5	Other Information.
Item 6	Exhibits.	17

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

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce of the People’s Republic of China, the China Securities Regulatory Commission, the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, and the State Administration of Foreign Exchange, jointly amended and released the Merger & Acquisition Rules, which became effective on September 8, 2006 ( the “2006 M&A rules”). This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the China Securities Regulatory Commission prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. However, the 2006 M&A rules do not apply to any any foreign owned enterprise. Three of the four foreign owned enterprises (Ganzhi, Yanbian and Huamei) became wholly foreign owned enterprises before September 8, 2006. Therefore, the 2006 M&A rules definitely are not applicable to Ganzhi, Yanbian or Huamei. Tonghua became a wholly foreign owned enterprise after September 8, 2006.  According to the 2006 M&A rules, where a special purpose company is to be listed overseas for transaction, it shall be subject to the approval of the securities regulatory organ under the State Council of the PRC. Under the said rules, the “special purpose company” refers to an overseas company directly or indirectly controlled by a domestic company or Chinese person to realize the interests of a domestic company actually owned by the aforesaid domestic company or Chinese person by means of overseas listing. The current shareholders of Tonghua are not the original shareholders of Tonghua before Tonghua became a wholly foreign owned enterprise on January 15, 2008. Thus, the Company is not of the opinion that China Ginseng Holdings, Inc. is a “special purpose company” as defined in the 2006 M&A rules. Our structure shall not be subject to the 2006 M&A rules.

Our Products:

Previously, through Yanbian Huaxing, we focused on the farming, processing, distribution and marketing of Asian and American Ginseng and related byproducts in the following varieties:

•	Fresh Ginseng: For pharmaceutical, health supplement, cosmetic industry and fresh consumption.

•	Dry Ginseng: Dried form for pharmaceutical and health supplement consumption.

•	Ginseng Seeds : Selling of ginseng seeds.

•	Ginseng Seedling : Selling of ginseng seedling.

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

Commencing with the fourth quarter of 2010, the Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship product to the distributor and title will pass to the distributor.   In relation to distribution agreements for ginseng beverages, i t is the Company’s policy commmencing with the initiation of the distribution agreements to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeeded the expiration date.  Since these agreements commenced in September 2010, the Company has no established history as to the quantity of the ginseng and wine which may be returned in order to determine if a reserve for returns and allowances is necessary.  The Company is currently working closely with the distributors to establish this history.  Currently, at each reporting period, the Company is ascertaining from each distributor its’ current on hand quantity and assessing the situation in order to establish a return allowance, if necessary.  At December 31, 2010, the first quarter in which the Company had ginseng juice sales to distributors which aggregated approximately $42,000, all sales to distributors were sold to end user customers.  These distribution agreements also contain incentive arrangements based upon the accumulated product purchased by the distributor; none of which have been earned at December 31, 2010.

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

	For the Three Months Ended December 31, 2010
			Change
	2010	2009 (Restated)	Amount	%
Revenues	$918,877	$58,579	$860,298	1468%
Cost of Goods Sold	819,222	67,984	751,238	1105%
Selling ,general and administrative expenses	224,172	44,170	180,002	408%
Net Income (Loss)	(188,916)	(106,310)	82,606	77%

	For the Six Months Ended Dec 31, 2010
			Change
	2010	2009 (Restated)	Amount	%
Revenues	$973,175	$90,195	$882,980	978%
Cost of Goods Sold	864,481	82,898	781,583	943%
Selling, general and administrative expenses	502.553	(5,358)	507,911	9479%
Net Income (Loss)	(497,369)	(82,311)	415,058	504%

Revenue

	Three Months ended December 31,
Products	2010	2009
Ginseng (Production)	$510,717	$-
Ginseng (Purchase for Resale)	366,340	-
Seeds and Seedlings	-	-
Grape	-	58,579
Ginseng Beverage	42,820	-
Total	$919,877	$58,579

	Three Months ended December 31,
Products	2010	% (of total revenue)	2009	%(of total revenue)
Ginseng (Production)	$510,717	56%	$-
Ginseng (Purchase for Resale)	366,340	40%	-
Seeds and Seedlings	-		-
Grape	-		58,579	100%
Ginseng Beverage	42,820	4%	-
Total	$919,877	100%	$58,579	100%

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

Cost of Goods Sold

Three Months ended December 31,
Products	December 31, 2010 Cost of goods sold	% of total cost of goods sold	December 31, 2009 Cost of goods sold	% of total cost of goods sold	2010-2010 Dollar Variance	% change
Ginseng (production)	$498,318	61%	--	--	498,318	--
Ginseng (purchase)	286,800	35%	9,405	14%	277,395	2949%
Grape Sales	--	--	58,579	86%	(58,579)	--
Ginseng Beverage Production	34,104	4%	--		34,104	--
Total	$819,222	100%	67,984	100%	751,238	1105%

Our total cost of goods sold increased from $67,984 for the three months ended December 31, 2009 to $819,222 for the three months ended December 31, 2010, an increase of $751,238 or 1,105%. The primary reasons for the increase were following:

1.
We had a cost of $498,318 for ginseng production for the three months ended December 31, 2010, resulting from the ginseng harvest in 2010. In 2010, we had 90% oxidized ginseng so we had to harvest it for sale.

2.
We had a cost of $286,800 for purchasing ginseng for resale, increased $277,395, or 2949% for the three months ended December 31, 2010 was due to increased quantity, quality and the price of ginseng we purchased from outside farmer.  For the three months ended December 31, 2010, the quality of ginseng we purchased from outside farmer was higher than the same period time of 2009 and the purchased quantity increased was due to market demand. As we mentioned, the purchased price and market demand increased was due to Chinese government’s policy to restrict the amount of land available for ginseng farming and nationwide inflation in all raw materials.

•	35% of $286,800, or $100,380 increasing was caused by increased purchased ginseng

•	65% of $286,800, or $186,420 increasing was due to increased purchased price

3.	We had a cost of $34,104 for ginseng beverage production in the three month ended December 31, 2010 because we started to produce our ginseng juice in October, 2010.

Cost of sales as a percentage of revenue decreased from 100% to 89% as compared to the three months ended December 31, 2009.

Selling General and Administration Expenses

Sales costs, general expenses and administrative expenses increased significantly from a $44,170 for the three months ended December 31, 2009 to $ 224,172 for the three months ended December 31, 2010, an increase of $180,002 or 407.52%. The increase is mainly from the rise in general administrative expenses and marketing expenses for our new business, the ginseng juice and grape wine operations. The increase is mainly from 1) the rise in general administrative expenses and marketing expenses for our new business– the ginseng juice and grape wine operation. In order to develop our new business and promote our new products, company representatives attended most national agriculture exhibitions and food exhibitions during the period and promoted our ginseng juice through various channels 2) The increased salaries paid for increased staff and the increased salaries in the sales division ; and 3) the increased professional fee and related to public filings.

Depreciation and Amortization

Depreciation and amortization was $4,620 for the quarter ended December 31, 2010, compared to $7,567 for the quarter ended December 31, 2009, a decrease of $2,947 or 63.79%. The decreasing was primary due to the depreciation calculation of Jilin Ganzhi. For the three months ended December 31, 2010, there was no depreciation charge on the property of Jinlin Ganzhi.

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

5.	Security: The loan is secured by the assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 450 tons of grape juice

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

The principal terms of the 8 million RMB bank loan agreements are as follows:

•	Parties: Ganzhi Ginseng Products Co., Ltd (“Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

•	Meihekou granted a loan of 8 million RMB (about USD $ 1,203,312) to Ganzhi to be used to pay off its debt and the term of the loan is 23 months from September 10th, 2010 to August 10th, 2012.

•
The loan carries an annual  floating rate which is an interest rate on value date (upward) 90%, changing with the adjustment of national bank rate, the sliding scale will not change. The monthly interest rate of May 2011 is 9.65833 and we paid interest of 78,171.38 RMB (about USD $ 12,026) on  May  20, 2011. Up to date, we have paid interest of  approximately $66,896 in total.

•
The payment shall be made in the order of loan expense, interest and principal. Ganzhi shall pay 1,600,000 RMB (about USD $240,662.4) principal on August 10, 2011 and the rest of principal of 6,400,000 RMB (about USD $962,649.6]) on August 10, 2012.

As no principal is required to repaid until August 10, 2011 and we are current on the payment of interest, the debt in 8 million RMB Meihekou loan will not a have material impact on our liquidity and capital resources until such time as we are required to repay the principal.  In addition, there are no financial covenants in the Meihekou Credit Union agreement that place restrictions or limits on our ability to raise capital in the future.

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

Cost of Goods Sold
Six Months ended December 31,
Products	2010	% of the total cost of goods sold	2009	% of the total cost of goods sold	2010-2009 dollar variance	% of Change
Ginseng (Farming)	505,528	59%	-	-	505,528	-
Ginseng (Purchase for Resale)	260,842	7%	24,319	29%	236,523	973%
American Ginseng (Purchase for Resale)	64,007	30%	-	-	64,007	-
Grape Sale	-	-	58,579	71%	(58,579)	-
Ginseng Beverage Production	34,104	4%	-		34,104	-
Total	864,481	100%	82,898	100%	781,583	943%

Our total cost of goods sold increased from $82,898 for the six months ended December 31, 2009 to $864,481 for the six months ended December 31, 2010, an increase of $781,583 or 943%. The primary reasons for the increase were the following:

1.
We had a cost of $505,528 for ginseng production for the three months ended December 31, 2010, resulting from the ginseng harvest in 2010. In 2010, we had 90% oxidized ginseng so we had to harvest it for sale.

2.
We had a cost of $260,842 for purchasing ginseng for resale, increased $236,523, or 973% for the six months ended December 31, 2010 was due to increased quantity, quality and the price of ginseng we purchased from outside farmer. For the six months ended December 31, 2010, the quality of ginseng we purchased from outside farmer was higher than the same period time of 2009 and the purchased quantity increased was due to market demand. As we mentioned, the purchased price and market demand increased was due to Chinese government’s policy to restrict the amount of land available for ginseng farming and nationwide inflation in all raw materials.

•	32% of $781，583, or $299，260 increasing was caused by increased purchased ginseng

•	68% of $781，583, or $482，323 increasing was due to increased purchased price

3.	We had a cost of 64,007 for purchasing America ginseng for resale due to the market demand and stored it for America ginseng production.

We had a cost of $34,104 for ginseng beverage production in the six months ended December 31, 2010 because we started to produce our ginseng juice in October, 2010 so we did not have any cost of ginseng juice in the six months ended December 31, 2009.

Cost of sales as a percentage of revenue decreased from 92% to 89% as compared to the prior comparative period.

Selling, General and Administrative Costs

Sales costs, general expenses and administrative expenses increased significantly from negative $5,358 for the six months ended December 31, 2009 to $ 502,503 for the six months ended December 31, 2010, an increase of $507,861. The increase is mainly from 1) the rise in general administrative expenses and marketing expenses for our new business– the ginseng juice and grape wine operation. In order to develop our new business and promote our new products, company representatives attended most national agriculture exhibitions and food exhibitions during the period and promoted our ginseng juice through various channels 2) the increased salaries paid for increased staff and increased salaries in the sales division; and 3) the increased professional fee and related to public filings.

Depreciation and Amortization

Depreciation and amortization was $10,613 for the six months ended December 31, 2010 compared to $14,551 for the six months ended December 31, 2009, a decrease of $3,938 or 37.11%.  The decreasing was primary due to the depreciation calculation of Jilin Ganzhi. For the six months ended December 31, 2010, there was no depreciation charge on the property of Jinlin Ganzhi.

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

China Ginseng Holdings, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	May 31, 2011	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	May 31, 2011
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	May 31, 2011