Form 10-K
period 2011-06-30
China Ginseng Holdings Inc
filed 2011-10-13
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

COMMISSION FILE NUMBER:

CHINA GINSENG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3348253
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.)

64 Jie Fang Da Road, Ji Yu Building A, Suite 1208
Changchun City, China, 130022
011-86-4318-5790-039
(Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK WITH $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☐ No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2010  (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $10 million1.

As of October 13, 2011, the Registrant has 44,397,297 shares of common stock outstanding.
________________
1 The last time our stock traded in the public markets was on March 9, 2007. Therefore, we based our market value on the most recent price at which we sold our stock, which was $0.25 through a private placement as described below in this report, as well as 39,846,047 shares held by non-affiliates as of December 31, 2010.

CHINA GINSENG HOLDINGS, INC
FORM 10-K INDEX

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

China Ginseng Holdings, Inc. (the “Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) was incorporated on June 24, 2004 in the State of Nevada. Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng. Starting August 2010, we have gradually shifted our business focus from farming and selling ginseng to producing and selling ginseng juice and wine with our crops as raw materials, although we still maintain our farming and selling ginseng business. Through leases, we control 3,705 acres of land approved by the Chinese government for ginseng planting and approximately 750 acres of grape vineyards which are harvested annually.

OUR ORGANIZATIONAL STRUCTURE

Below is a chart of our current organizational structure:

Note: All the four wholly foreign owned enterprises have duly obtained the approval from the relevant government. Pursuant to PRC laws, a wholly foreign owned enterprise needs to apply for and obtain an approval certificate from the competent approval government authorities (the Ministry of Commerce of PRC or its local branch) and then a business license from the competent registration authorities (the Administration for industry and commerce of the PRC or its local branches) before it legally starts its business operation. Each of the four foreign owned enterprises has not only obtained the approval certificate from the competent local approval government authorities but also the business license for the competent local registration authorities.

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce of the People’s Republic of China, the China Securities Regulatory Commission, the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, and the State Administration of Foreign Exchange, jointly amended and released the Merger & Acquisition Rules, which became effective on September 8, 2006 ( the “2006 M&A rules”). This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the China Securities Regulatory Commission prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. However, the 2006 M&A rules do not apply to any foreign owned enterprise.  Three of the four foreign owned enterprises (Jilin Ganzhi, Yanbian Huaxing and Jilin Huamei) became wholly foreign owned enterprises before September 8, 2006.  Therefore, the 2006 M&A rules definitely are not applicable to Jilin Ganzhi, Yanbian Huaxing or Jilin Huamei.  Tonghua Linyuan became a wholly foreign owned enterprise after September 8, 2006.  According to the 2006 M&A rules, where a special purpose company is to be listed overseas for transaction, it shall be subject to the approval of the securities regulatory organization under the State Council of the PRC.   Under the said rules, the “special purpose company” refers to an overseas company directly or indirectly controlled by a domestic company or Chinese person to realize the interests of a domestic company actually owned by the aforesaid domestic company or Chinese person by means of overseas listing.  The current shareholders of Tonghua Linyuan are not the original shareholders of Tonghua Linyuan before Tonghua Linyuan became a wholly foreign owned enterprise on January 15, 2008.  Thus the Company is not of the opinion that China Ginseng Holdings, Inc. is a “special purpose company” as defined in the 2006 M&A rules.  Our structure shall not be subject to the 2006 M&A rules.

Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”) – Ginseng farming and sales

☐
On September 8, 2003, we and Jilin Dunhua Huaxing Ginseng Industry Co, Ltd. (“Dunghua Huaxing”, a PRC company) jointly and legally established Yanbian Huaxing as a joint venture company, in which we held 25% equity interest and Dunhua Huaxing held 75% equity interest. We received a certificate of approval issued by the competent local approval authority on September 8, 2003 and a business license issued by the competent local registration authority on September 16, 2003. On November 24, 2004, we and Dunhua Huaxing adjusted the registered capital of Yanbian Huaxing and our respective shareholding percentage in Yanbian Huaxing, and then we held 55% equity interest in Yanbian Huaxing. Subsequently in August, 2005, we acquired the remaining 45% equity interest from Dunhua Huaxing at a purchase of $164,000, and then we hold 100% equity interest in Yanbian Huaxing and changed Yanbian Huaxing from a joint venture into a wholly foreign owned enterprise (“WFOE”). The purchase prices were determined based upon the registered capital of Yanbian Huaxing of $364,000. In October 2005, we increased the registered capital of Yanbian Huaxing by putting in an additional $250,000 in order to meet the requirement for foreign owned enterprise requirement for tax purpose. Now the registered capital of Yanbian Huaxing is $614,000. We have applied with the relevant PRC approval and registration authorities for each of the aforesaid changes and have obtained all applicable approvals and registrations for such changes, including a certificate of approval issued by the local approval authority and a renewed business license issued by the local registration authority certifying Yanbian Huaxing as a WFOE lawfully owned by us. Yanbian Huaxing is operated to plant ginseng and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing. With the shift of business focus to canned ginseng juice, we anticipate a decrease of revenue of direct sales of ginseng while most of ginseng produced by Yanbian Huaxing has been and will continue to be used as raw material for canned ginseng juice.

Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) - Producing Canned Ginseng Juice.

☐
On May 31, 2006, we acquired 100% equity interest in Jilin Ganzhi at a price of $95,691.  We received a certificate of approval issued by the competent local approval authority on May 31, 2006 and a business license issued by the competent local registration authority on June 19, 2006.  Subsequently on September 26, 2007 and August 31, 2008 we increased Jilin Ganzhi’s registered capital by $50,000 and $20,000 respectively.  Now the registered capital of Jilin Ganzhi is $100,000. We have applied with the relevant PRC approval and registration authorities for each of the aforesaid capital increases and have obtained all applicable approvals and registrations for such changes, including a renewed certificate of approval issued by the local approval authority and a renewed business license issued by the local registration authority certifying Jilin Ganzhi as a WFOE lawfully owned by us. Jilin Ganzhi is operated to process ginseng and produce canned ginseng juice. Jilin Ganzhi started production of canned ginseng juice in the three months ended December 31, 2010. However, since the sales of canned ginseng juice is conducted through Jilin Huamei, Jilin Ganzhi has not and will not generate any revenue.

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) – Growing grapes and producing wine through a winery producer

☐
On January 15, 2008, we acquired 100% equity interest in Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000.  The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua Linyuan at the time of acquisition which was approximately $1,332,248. We received a certificate of approval issued by the competent local approval authority on January 15, 2008 and a business license issued by the competent local registration authority on April 1, 2008 certifying Tonghua Linyuan as a WFOE lawfully owned by us.  Now the registered capital of Tonghua Linyuan is RMB10,330,000. Tonghua Linyuan is operated to plant grapes and produce wine.  Other than one sale of grapes made by Tonghua Linyuan in 2010, Tonghua Linyuan reserved all the grapes planted for wine production. In addition, Tonghua Linyuan has contracted for the production of wine with a winery producer whereby Tonghua Linyuan provides the producer with grape juice and supplies and producer charges processing fee per bottle. Tonghua Linyuan started wine production through a winery producer in March 2011 and the sales of wine is conducted through Jilin Huamei starting in April, 2011.

 When we acquired Tonghua Linyuan, it was in debt as a result of a loan of 2,000,000 RMB (about $309,043) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). Therefore, we are responsible for paying back the loan. The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of 2,000,000 RMB (about USD $309,043) with an annual interest of 6.325%

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by assets of Tonghua Linyuan including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice (the “Secured Assets”).

Until now, we have not paid any principal or interest of the loan, however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. We had a net loss of $1,108,333 for the year ended June 30, 2011. If we continue operation without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. In the event Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, initiate an auction sale or take any other methods to liquidate the Secured Assets and receive payment of the outstanding principal and interests senior to any other party out of such liquidation.

Jinlin Huamei Beverage Co. Ltd (“Jilin Huamei”) - Marketing our canned ginseng juice and wine

☐
Jilin Huamei was incorporated by us on October 17, 2005 as a WFOE. We received a certificate of approval issued by the competent local approval authority on October 17, 2005 and a business license issued by the competent local registration authority on October 19, 2005 certifying Jilin Huamei as a WFOE lawfully owned by us. The registered capital of Jilin Huamei is $200,000.  Jilin Huamei operates as a sales department for our canned ginseng juice and wine, which are produced by our other subsidiaries. We plan to recruit one general distributor for our canned ginseng juice and one general distributor for our wine in each big city in China through Jilin Huamei. As of the date of this filing, Jilin Huamei has signed 19 general distributors for our ginseng beverage and one general distributor for our wine, as well as established one sale branch office in Jiangsu Province (the agreement is filed as Exhibit 10.25 to this Form 10-K). We commenced sales of ginseng beverage in October 2010 and Jilin Huamei started generating revenue in November 2010.

OVERALL OF OUR BUSINESS:

Our business in China is currently conducted through the above four wholly owned subsidiaries located in Northeast China, the current operational status of each of these businesses as of the date of this filing is as follows:

•
Yanbian Huaxing: In the past, our revenue was mainly from the sales of ginseng produced and sold by Yanbian Huaxing. In August 2010, we shifted our business focus to canned ginseng juice and wine and started to store fresh ginseng for producing canned ginseng juice. Most of the ginseng produced by Yanbian Huaxing has been and will continued to be used as raw material of canned ginseng juice and only those oxidized ginseng not qualified to be used for canned ginseng juice will be sold directly through Yanbian Huaxing. Therefore, the revenues attributable to the direct sales of ginseng produced by Yanbian Huaxing have already and will continue to decrease as the ginseng is utilized for the ginseng juice. Nevertheless, because of the excessive rain in the beginning of fiscal year 2011, we had 90% of ginseng oxidized, and because market prices of ginseng increased in the three months ended December 31, 2010 and we just started sales of canned ginseng juice in that period, the sales of ginseng by Yanbian Huaxing still accounted for the biggest part of our revenue for the year ended June 30, 2011. However, we decided to shift our business focus mainly to production and sale of ginseng juice because we believe that there is a significant opportunity for functional drinks in China and there are currently no leading brands in the market. With our unique production technology of ginseng beverage and our focus on high-end consumers, we anticipate that, in the next five years, around 70% of our revenue will come from sales of ginseng beverage.  Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next five years.

•
Jilin Ganzhi: Jilin Ganzhi has been processing fresh ginseng and started producing canned ginseng in the quarter ended December 31, 2010 and the revenue is reflected in the financial statements in this Form 10-K for the year ended June 30, 2011.

•
Tonghua Linyuan: Tonghua Linyuan operates our vineyards to grow and crush the grapes and reserve grape juices for wine production. In addition, Tonghua Linyuan contracted with a winery whereby Tonghua Linyuan will provide the winery with grape juice and supplies and the winery will produce wine with certain processing charge per bottle. Tonghua Linyuan started wine production through the winery producer in March 2011 and sales in April 2011. In addition, we have been receiving positive feedback about our wine from the distributors of other cities with which we are negotiating. We estimate that 10% of our revenues will come from sales of wine in the next five years, however, there is no assurance that our sales of wine will generate 10% of revenues in the next five years.

•
Jilin Huamei: Jilin Huamei operates as a sale department for canned ginseng juice and wine. Our market promotion and penetration of canned ginseng juice and wine is conducted by Jilin Huamei and all of our distribution agreements for sales of our canned ginseng juice and wine are signed through Jilin Huamei.

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

We obtained 20 years land use rights to 3,705 acres of land approved by the local government for ginseng growing on June 12, 2005 and we have developed 3% of the land resources.

Since August 2010, we have gradually shifted our business focus from direct sales of ginseng and ginseng byproducts to production and sale of canned ginseng juice and wine. We have started reserving most of the ginseng produced by Yanbian Huaxing for use in the planned production of canned ginseng juice and grape juice produced by Tonghua Linyuan for use in the planned production of wine. Meanwhile, as there is higher standard for ginseng used in canned ginseng juice, we are able to sell some of the ginseng produced by Yanbian Huaxing which is not qualified for use in canned ginseng juice to the market through Yanbian Huaxing. Although we have shifted our business focus to production and sale of ginseng juice and wine, we still receive orders for ginseng and its byproducts because of our reputation in the industry for selling high-quality ginseng. We intend to maintain this part of our business even though it is no longer our business focus. In addition, if we receive large orders for ginseng and/or ginseng byproducts, we will directly purchase ginseng and/or ginseng byproducts from the market if we can get a lower price of the products. This part of sale of ginseng is generated on order-to-order basis and conditioned on whether we can get a lower price for such demanded products in the market.

Through Jilin Ganzhi, we are producing two types of canned ginseng juice.

•	Ganzhi Asian Ginseng Beverage

•	Ganzhi American Ginseng Beverage

In 2008, we started storing fresh ginseng as a raw material in a rented refrigerated warehouse. We entered into a 5 year lease agreement with Meat Union Refrigerated Warehouse for the rented refrigerated warehouse in 2008 for the rental of 160 cubic meters with a monthly rental of 57RMB (about USD $ 8.1) per cubic meter. In October 2010, we renewed the lease agreement with a rental of 4500 RMB (about USD $678.86, approximately $4.2 per cubic meter) per month. The principal terms of the lease agreement are as follows:

•	Parties: Meat Union Refrigerated Warehouse (“Meat Union”) and Jilin Ganzhi Ginseng Products Co Ltd. (“Jilin Ganzhi”);

•
Meat Union leases out three refrigerated warehouses for Jilin Ganzhi to store ginseng. During the refrigerated period, Meat Union is required to keep the temperature at 12 – 15 degrees below zero, if there are any changes of the temperature Meat Union needs to notify Jilin Ganzhi immediately. If Meat Union fails to notify Jilin Ganzhi and consequently caused the molding or rotting of ginseng, Meat Union shall be responsible for all the losses. Jilin Ganzhi shall inspect warehouse temperature periodically.

•	The contracts starts from October 15, 2010, monthly rent is 4500 RMB. When Jilin Ganzhi vacates a warehouse, both parties will renegotiate the rent for the refrigerated warehouse.

We purchased a production factory of ginseng beverage for total consideration of 9,000,000 RMB under a written contract dated March 2, 2010. We paid 500,000 RMB (about USD $75,207) on June 24, 2010; obtained an 8 million RMB (about USD $1,203,312) bank loan from Meihekou City Rural Credit Union to pay the seller on September 10, 2010; and paid 100,000 RMB (about USD $15,041) in December, 2010. The remaining balance 400,000 RMB (about USD $60,167) was to be paid off by end of June 2010 pursuant to the written contract; however, on March 22, 2010, we have obtained oral consent from the seller to extend the due date to December 31, 2011. Nevertheless, if we are unable to pay off the remaining balance by December 31, 2011 and cannot obtain a further extension from the seller or the seller revokes its oral consent of extension, the seller has the right to repossess the production factory, confiscate the deposit paid to the seller and we will be liable to compensate the seller for an amount equivalent to 6 month’s rental expenses for using the production factory. The principal terms of the written contract are as follows:

•	Parties: Meihekou City Hengyide Warehouse Logistics Co., Ltd. (“Meihekou”) and Ganzhi Ginseng Products Co Ltd & China Ginseng Holdings, Inc. (collectively “Ginseng.”)

•
Meihekou and Ginseng shall go to the PRC auction company Jilin Mingshi Auction Co. Ltd. together to apply for the change of the purchaser’s name from Meihekou to Ginseng. The application fee is borne by Ginseng.

•
All details/content of the location, land area and facilities that to be acquired originally by Meihekou remain unchanged. The amount of the consideration of RMB 9,000,000 (about USD$1,353,726) and the agency commission that was to be originally paid by Meihekou shall remain unchanged and payment shall be made by Ginseng to Meihekou.

•
Payment method: This agreement became effective upon date of signing, Ginseng shall pay Meihekou of RMB 500,000 (about USD $75,207) before March 20, 2010, the remaining balance shall be repaid in full by June 30, 2010.

•	Meihekou shall waive the rental expenses incurred by Ginseng for using the premise for the period from January 2010 to Feburary 2010.

•
If the remaining balance is not settled by June 2010, Meihekou has the right to repossess the premise and confiscate the deposit paid to Meihekou. And Ginseng is liable to compensate Meihekou for an amount equivalent to 6 month’s rental expenses for using the premise.

Ginseng has not paid off the remaining balance of 400,000 RMB (about USD $60,167) until now; however, Meihekou has orally agreed to extend the due date of the payment to December 31, 2011, with all other terms and conditions remain the same.

The principal terms of the 8 million RMB bank loan agreement are as follows:

•	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

•
Meihekou Credit Union granted a loan of 8 million RMB (about USD $ 1,236,170) to Jilin Ganzhi to be used to pay off its debt and the term of the loan is 23 months from September 12, 2010 to August 10, 2012.

•
The loan carries an annual floating rate equals to 90% of the benchmark interest rate.  The benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. The Company is current on the payment of the interest. The monthly interest rate of September 2011 is 10.1531 and we paid interest of 84,415.00 RMB (about USD $ 13,225.00) on September 21, 2011.

•
The payment shall be made in the order of loan expense, interest and principal. Jilin Ganzhi shall pay 1,600,000 RMB (about USD $250,000) principal on August 10, 2011 and the rest of principal of 6,400,000 RMB (about USD $986,170) on August 10, 2012. Jilin Ganzhi was in default on paying the 1,600,000 RMB principal on August 10, 2011, and Meihekou Credit Union orally agreed to extend the due day of the 1,600,000 RMB principal to August 10, 2012. (Description of the oral amendment of loan agreement is filed herewith as Exhibit 10.26)

In addition to canned ginseng juice, we have started to focus on wine production. We have already grown and crushed the grapes from our vineyards and have the juices reserved. We have contracted for the final production and bottling of the wine. According to the contract, we shall provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies; pay Jinyuanshan Winery RMB 1 (about USD $0.15) per bottle for processing red wine and RMB 1.5 (about USD $0.22) per bottle for processing ice wine. We started wine production through Jinyuanshan Winery in March 2011 and sales in April 2011. All of our products will be sold through Jilin Huamei.  For fiscal year ended June 30, 2011, we generated a small amount of revenue of $475 from wine sales.

We generated $4,157,418 and $736,651 in revenues for our fiscal years ended June 30, 2011 and 2010 respectively. For the year ended June 30, 2011, our sales and principal customers were as follows:

	Yanbian Huaxing	Jilin Huamei	Percent of Total Revenues
Heilongjian YiKangYuan Trade company	$1,632,578.67		44.52%
Yisheng Foreign Trade Company	$464,617.52		12.67%
Anguo New Long Chinese Medicine Company	$326,002.35		8.89%
Jilin Province Ganzhi Ginseng Products Co,Ltd	$255,961.35		6.98%
Hebei Yuanfa Pharmaceutical Co, Ltd	$226,624.80		6.18%
Tong Hua Nanheng Ginseng Co, Ltd	$196,188.14		5.35%
Tongyong Meikang Pharmaceutical Co, Ltd	$179,319.63		4.89%
Shao, Bingcheng	$174,185.73		4.75%
Dandong dongYi Food Co, Ltd	$114,045.81		3.11%
Others	$97,544		2.66%
Total Ginseng Revenue	$3,667,068		100%
Li, zhongfong		$102,114.33	38.20%
Changchun Zhongsheng Beverage Co, Ltd		$34,884.61	13.05%
Jiang, Linchun		$28,870.02	10.80%
Wang, Jianjun		$10,719.33	4.01%
Ma, Yan		$8,794.66	3.29%
Liu, Jianxia		$8,794.66	3.29%
Zhang, Jiajiang		$8,767.93	3.28%
Zhang, Haibo		$7,912.52	2.96%
Others		$56,456.93	21.12%
Total Ginseng Beverage Revenue		$267,315	100%

Beijing Huayang Shengbang Trade Co, Ltd		$475	100%
Total Wine Revenue		$475	100%

Our ginseng sales revenue includes revenue from our ginseng production and revenue from resale of ginseng purchased from outside farmers. Our ginseng production is constituted of our own farmed ginseng production and ginseng purchased from the farmers who leased land from us. We sell ginseng directly to the market without distributors and to customers who purchase ginseng from us on order-to-order basis. Though purchases from a few customers aggregately accounted for more than 10% of our sales of ginseng, we do not have any written or oral agreement with those customers. We consider a purchase to be completed once cash is paid by a customer. For large orders, as is custom in the ginseng business, when ginseng is shipped to a customer, the customer pays approximately 20%-30% of the invoice and is entitled to an inspection process which could take up to 60 days. Upon completion of the inspection and approval process, the customer notifies us and sends us the balance of the invoice price, and a sale is recorded.

However, as we have recently begun to shift the focus of our business from sale of ginseng to canned ginseng juice and wine, which is currently in the initial stage, there is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably in the short term until our new products are more widely recognized and sold. Accordingly, past revenues and other financial results will not provide a meaningful basis for future performance given the material change in our business.

PRINCIPAL EXECUTIVE OFFICE:

Our principal executive offices are located at 64 Jie Fang Da Road, Ji Yu Building A, Suite 1208, Changchun City, China, Tel: (86) 43185790029. Our website is www.chinaginsengs.com.

OUR BUSINESS:

Ginseng Production

Sales of Ginseng

We sell ginseng directly to the market without distributors and to customers who purchase ginseng from us on order-to-order basis. Though purchases from a few customers aggregately accounted for more than 10% of our sales of ginseng respectively, we do not have any written or oral agreements with those customers. We consider a purchase is completed once cash is paid by a customer. For large orders, as is custom in ginseng business, when ginseng is shipped to a customer, the customer pays approximately 20%-30% of the invoice and is entitled to an inspection process which could take up to 60 days. Upon completion of the inspection and approval process, the customer pays the balance of the invoice  and a sale is recorded.

During the fiscal year ended June 30, 2011, the following customers accounted for the following approximated percentages of sales of our ginseng:

	Yanbian Huaxing	Percent of Total Revenues
Heilongjian YiKangYuan Trade company	$1,632,578.67	44.52%
Yisheng Foreign Trade Company	$464,617.52	12.67%
Anguo New Long Chinese Medicine Company	$326,002.35	8.89%
Jilin Province Ganzhi Ginseng Products Co,Ltd	$255,961.35	6.98%
Hebei Yuanfa Pharmaceutical Co, Ltd	$226,624.80	6.18%
Tong Hua Nanheng Ginseng Co, Ltd	$196,188.14	5.35%
Tongyong Meikang Pharmaceutical Co, Ltd	$179,319.63	4.89%
Shao, Bingcheng	$174,185.73	4.75%
Dandong dongYi Food Co, Ltd	$114,045.81	3.11%
Others	$97,544	2.66%

During the fiscal year ended June 30, 2010, the following customers accounted for the following approximated percentages of sales of our product:

•	Yisheng Foreign Trade Company	23%
•	Wang Linqing	8%
•	Heilongjiang Mulin Forestry Bureau	8%
•	Heilongjian Yikang Yuan Trade Co.	15%
•	Wang Chunjiang	20%
•	Xu Hong Yi	17%
•	Others	9%

Most of ginseng we sold was produced by us. In addition, as we have been engaged in the business of farming, processing and selling ginseng for more than seven years, we are very familiar with the local ginseng planting and have good connection with ginseng farmers. Therefore, sometimes we are able to purchase ginseng with good quality from the outside farmers at a price lower than market price and then directly sell those ginseng we purchased to the market. Starting in 2008, we began reserving fresh ginseng as raw material to produce canned ginseng juice. As of the date of this filing, we are no longer selling fresh ginseng or dry ginseng directly to the market except such portions of our product that are not qualified for use in our canned ginseng juice and the ginseng we purchased from outside farmers which is oxidized ginseng. Ginseng's growing season is from April to September. Normally we sow the seed in April and harvest in September. Excessive rain in June to August will cause oxidation on the ginseng because that is the grow season for ginseng. Our average yearly rain volume in the past ten years is approximately 500 Millimeter and we usually have around 30% of ginseng oxidized each year. However, we had 90% of ginseng oxidized in the beginning of fiscal year 2011 because there was 1400 millimeter rain from July to August which was unusual given the average annual rain volume in the past ten years. Once ginseng is oxidized, it is no longer qualified as raw material for ginseng beverage; however, we can still sell it to the market at a lower price compared to the price of non-oxidized ginseng.

After we shifted our business focus from direct sale of ginseng to ginseng beverage and wine, we have stored most fresh ginseng for the production of canned ginseng beverage. We are no longer selling fresh ginseng produced by Yanbian Huaxing except oxidized ginseng. The oxidized ginseng is not qualified for production of ginseng beverage and we usually have around 30% of ginseng oxidized each year. Therefore, the revenues attributable to the direct sales of ginseng produced by Yanbian Huaxing have already, and will continue to decrease as the ginseng is utilized for the ginseng juice. Nevertheless, because of the 90% oxidized ginseng in the beginning of fiscal year 2011 and the increase of market price of ginseng in the same year,   the sales of ginseng by Yanbian Huaxing still counted for the biggest part of our revenue for the year ended June 30, 2011. We sold approximately 202,426 kg ginseng in the year ended June 30, 2011, 60.54% of which is the oxidized ginseng and 39.46 % of which is the ginseng we purchased from outside farmers. However, we shifted our business focus mainly to production and sale of ginseng beverage because we believe that there is a significant opportunity for functional drinks in China and there are currently no leading brands in the China market; with our unique production technology of ginseng beverage  and our focus on high-end consumers, we expect, in the long run,  a decrease of revenue from direct sales of ginseng and an increase of revenue from sales of canned ginseng juice. In addition,  we have a signed production contract with a winery producer and a distribution agreement with a distributor.  And we have been receiving positive feedback about our wine from the distributors we are negotiating with for other cities. We estimate to have 70% of our revenue from sales of canned ginseng juice, 20% of our revenue from sales of ginseng and 10% of our revenue from sales of our wine in next five years. However, there is no assurance that the sales of ginseng beverage and wine will generate 70% and 10% of our revenues respectively in the next five years.

Sources and Availability of Raw Materials

Ginseng can only be cultivated under severely limited conditions demanding an almost perfect combination of terrain, altitude, and temperature. The growth cycle requires 5-6 years and, once harvested, the land can not be used again for ginseng planting for at least 25-30 years. Because the suitable lands for ginseng farming are very limited, the key to success in this industry is to control suitable land, as well as to continually develop techniques to increase production per acre.

We have been granted land use rights to 1,500 hectares (about 3705 acres) of land resources for ginseng planting by the local government. Currently, we have developed about 3% of our land resources.

With regard to this 3% of our land resources we developed, we have hired our own employees to plant ginseng on part of the lands. Simultaneously, we have executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the remaining portion of the land resources. Approximately 32.76% of the ginseng we need is from the 3% of developed land. The farming contracts commenced in January 2008 and were renewed in April 2010. In connection with these agreements, we (1) lease sections of the ginseng land to the farmers at approximately $1.5 (10 RMB) per square meter yearly, (2) provide the seeds and fertilizer to the farmers and clear the land of large debris (these costs are capitalized by the Company and included in the Ginseng Crop inventory, and, (3) pay the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter and the farmers are required to produce ginseng for each square meter that they manage. After harvest, we pay the farmers the market price, which is the price at which other non-affiliated purchasers purchase similar ginseng from other farmers, for their ginseng. If the harvest is below 2 kg per square meter, the difference will be deducted from the total payment for ginseng purchased. If the harvest produces more than 2 kg per square meter, we pay $3.00 for every extra kg. In fiscal year 2011, we purchased approximately 67.24% of the ginseng we needed from these local farmers.

 The Company has recorded a receivable from the farmers for the rental income of the leased ginseng land grants of $449,334 and $157,665 at June 30, 2011 and 2010, respectively. The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability as of June 30, 2011 and 2010 was $803,214 and $420,440, respectively. The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

With our own land and these agreements with the farmers, we believe we have sufficient supply for anticipated future needs for ginseng products and canned ginseng juice. If we need additional supply in the future, we believe we can negotiate additional agreements with other farmers in the area.

Inventory

Almost all of our ginseng is currently reserved for use by us in the manufacture of ginseng juice. Fresh ginseng can be placed in refrigerated storage for two years and still be used in the production of ginseng beverages.

Seasonality

Sales of ginseng products are seasonal, with most customers placing orders in the first and fourth quarter in any year as our ginseng is harvested in autumn, after necessary processing procedures, it is be available for sale in winter. However, as we no longer sell these products to any significant extent, seasonality is no longer an issue.

Canned Ginseng Juice

We are selling the following two products:

•	Ganzhi Ginseng Beverage, Approval No. State Food & Drug Administration G20090249

•	Ganzhi American Ginseng Beverage, Approval No. State Food & Drug Administration G20090208

To produce canned ginseng juice, we take ginseng juice extracted from fresh ginseng as the main material plus natural extracts like xylitol, citric acid and steviosides as subsidiary ingredients. We have farming technicians periodically inspect farmers to ensure they follow our growing guidelines to control the quality of the fresh ginseng. We use low residue pesticide and biodegradable fertilizer for ginseng planting. And we use xylitol instead of sugar to lower calories. Further, products made with xylitol do not cause a sour taste.

Currently, there are about 10 kinds of ginseng drinks on the market; all of them are imported from Korea. The price range for those products is 4 –30 RMB per can (about USD $0.60-$ 4.51).

The most important component of ginseng is ginsenoside. Through reading our competitor’s labels, we found that nearly all of their ginseng drinks are produced by blending after extracting ginsenosides through chemical methods. The extraction for ginsenosides will cause damage to its nutritional components. Our technology is different from that traditional method. We squeeze out the natural juice from fresh ginseng so as to preserve freshness and nutrition for the final product.

The reason direct squeezing is not commonly used in canned ginseng juice is that it needs fresh ginseng as a raw material and preservation of fresh ginseng is very difficult. Fresh ginseng rots very fast. The harvest time concentrates in September and October, which is a fairly short period. After that, one can only buy dried ginseng from market such as sun-dried ginseng from which we cannot squeeze juice. However, our drink formula enables us to use refrigerated ginseng as a raw material to produce canned ginseng juice and still be able to maintain its freshness and nutrition in our final products. The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6. This patent was issued on January 23, 2008 and expires 20 years after issuance.

 This is why we store our fresh ginseng in refrigerated warehouse space. We are currently renting a refrigerated warehouse (-20 C degree) to store all fresh ginseng inventory necessary for production of the ginseng beverages. Monthly rent for refrigerated warehouse is RMB 4,500 (about USD $676.86). We commenced production in August 2010 and sales in October 2010 which was reflected in our financial statement for the three months ended December 31, 2010. We initiated our sales of canned ginseng juice in China and we plan to expand our business to overseas markets in 2012 or 2013. Our Ganzhi Ginseng beverage costs approximately $2.21 per 1600 ml bottle and our American ginseng beverage will cost approximately $2.66 per 1600 ml bottle. However, as we are in the initial stage of ginseng beverage business, we cannot assure the demands for our ginseng beverage will be profitable in the short term and there is no guarantee that we will be able to generate the revenue with ginseng beverage business.

We own the production plant. The plant is certified by the Chinese government as a Good Manufacturing Process facility, which is required for our production of these products. Good Manufacturing Process standards cover organization and personnel, building and facilities, equipment, materials, hygiene and sanitation, validation, documentation, production management, quality management, production distribution and recall, complaints and adverse reactions report, and self-inspections.

The estimated total costs associated with the production of our ginseng beverage is approximately 50 million RMB (about USD $7,549,791) including 2 million RMB for research and governmental approval, 6 million RMB for GMP adjustment construction, 8 million RMB for equipment, 11 million RMB for facility construction and upgrades, 20 million for working capital and 3 million RMB for other expenses.

We plan to fund these costs through a combination of short-term borrowings, bank loans, cash from operations and sales of our equity.

During the fiscal year ended June 30, 2011, the following customers accounted for the following approximated percentages of sales of our ginseng beverage:

Li, Zhongfong	$102,114.33	38.20%
Changchun Zhongsheng Beverage Co, Ltd	$34,884.61	13.05%
Jiang, Linchun	$28,870.02	10.80%
Wang, Jianjun	$10,719.33	4.01%
Ma, Yan	$8,794.66	3.29%
Liu, Jianxia	$8,794.66	3.29%
Zhang, Jiajiang	$8,767.93	3.28%
Zhang, Haibo	$7,912.52	2.96%
Others	$56,456.93	21.12%

Distribution Methods

There are 667 cities in China.  We plan to recruit one general distributor for canned ginseng juice in each city through Jilin Huamei. The general distributor can recruit the second level distributors. In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sale branch offices to facilitate the local sales. Our direct sale will target at customers of high end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists attractions, airport and high speed trains, etc.

We have started negotiating distribution and sales agreements with potential general distributors. We are using a form of distribution agreement for general distributors; however, specific terms might differ based on negotiations we have with each distributor. As of the date of this filing, we have signed 19 distributors through Jilin Huamei and established one sale branch office in Jiangsu Province. The form of the distribution agreement is incorporated herein by reference and is filed as Exhibit 10.14 to the Form 10-12G/A we filed on November 10, 2010.

Name of Distributor	Distribution Territory	Term of Agreement	Annual Minimum Purchase Requirements(1)	Down Payment(2)	Six Months Minimum Purchase Requirements(3)

Ma Yan	Baotou City, Inner Mongolia	09/10-09/11	$299,850	$2,999	$44,978
Liu Jianxia	Ordos City, Inner Mongolia	09/10-12/11	299.850	29,985	44,978
Gao Hong	Huhehaote City, Inner Mongolia	09/10-09/11	449,775	29,985	149,925
Li Hua	Autonomous Region, Inner Mongolia	09/10-09/12	119,940	7,496	29,985
Zhang Jiajiang	Zhenzhou City, Henan Province	10/10-10/12	449,775	7,496	224,888
Li Zongfeng	Guangzhou City, Guangdong Province	09/10-09/11	449,775	29,985	149,925
Wang, Guijie	Liaoyuan City, Jilin Province	09/10-09/11	149,925	4,498	44,978
Jiang, Linchun	Distributor of Shanxi Province	12/10-12/12	149,925	2,549	74,963
Wang, Jianjun	Daqing City, Heilongjiang Province	01/11-01/13	299,850	26,987	74,963
Wang, Hongjuan	Qin Huangdao city, Hebei Province	12/10-12/12	299,850	29,985	149,925
Renqiu City Zidong Department Store	Changzhou City, Hebei Province	07/11-07/13	156,666	23,500	47,000
Ling, Kejin	Yulin City, Guangxi Province	07/11-06/13	156,666	23,500	47,000
Liu, Zhonghui	Chengdu City, Xichuan Province	01/11-01/13	313,332	31,333	156,666
Zhang, Haibo	Hegang City, Heilongjiang Province	09/10/09/12	94,000	15,667	15,667
Zhuji City Fukai Trading Co., Ltd	Zhejiang Province	06/11-06/16	313,332	47,000	N/A
Wang, Jianfu	Haila’er City, Neimengu Province	12/10-12/12	78,333	15,667	15,667
Zhao, Junhui	Changbai Mountain Tourism District	04/11-03/13	313,332	15,667	7,833
Changchun Ginseng Beverage Co., Ltd	Changchun City, Jilin Province	03/11-03/16	N/A	31,333	N/A
Ma, Zhihuo	Fujian Province	07/11-07/16	313,332	94,000	78,333

(1) The number listed in this column represents the minimum amount of annual purchase payment the distributor shall make to purchase our ginseng beverage pursuant to the distribution agreement including the down payment and the follow-up payments. According to the distribution agreement, all distributors need to purchase our ginseng beverage at a wholesale price and give us a down payment, which payment amount is determined separately with each distributor. After that, the distributor will continuously place written orders with a full payment and we will ship the ordered ginseng beverage to the distributor. To further promote our products, we are currently executing a policy that will allow distributors to return any products they purchased and could not sell in the first 6 months of their distribution agreement, so long as the expiration date of the product has not been exceeded.

(2)  The number listed in this column represents the first payment the distributor shall make to purchase the ginseng beverage from us pursuant to the distribution agreement.  The Ganzhi ginseng beverage is sold at a wholesale price of 13.8RMB/ per can and the Ganzhi American ginseng beverage is sold at a wholesale price of 14.9 RMB/per can to all of our distributors.

(3)    The number listed in this column represents the minimum amount of sales the distributor shall reach within 6 months of the date of the distribution agreement.  We are entitled to cancel the distribution agreement if the distributor has not reached the minimum amount of sales within 6 months pursuant to the distribution agreement.

The agreements also provide:

•
Distributor is only authorized to sell in physical stores, and through the channels of promotion and group purchase. To guarantee the unified pricing system and fair competition among individual agents, Distributor is not allowed to sell goods by means of E-commerce (to sell on the internet).

•
We guarantee the quality of the goods delivered complies with the relevant State standards for sanitary and health of food production and agrees to be responsible for Distributor’s loss caused by quality problems.

•	We agree to support the publicity and marketing of the Products, provided that it will not affect the normal operation of our website.

•
Distributor is obliged to supply copies of its business license, tax registration certificate and all other documents relevant to execution of agreements with us. Distributor is obliged to protect our enterprise image, goodwill and brand name. Distributor shall supply the monthly report of selling activities in writing to us which should describe the sales data, activities, sales analysis and plans in details.

•	If any of products are not fit for distribution in selling regions within three months, Distributor has the right to exchange products in order to meet the market demand.

•
We shall deliver goods within 7 working days from the date that received the order and payment was made in full. The long-distance freight of goods and related insurance cost to Distributor’s city of territory is to be borne by us, and local short-distance freight is to be borne by Distributor.

•
We offer the following incentive awards: The principle of award shall be based on the accumulative purchase amount. If one distributor’s annual total purchase amount (from January 1 to December 31) reaches:

•
Over 500 thousand—1 million RMB, Distributor will receive year-end rebate of one percent of the total purchase amount, in addition, take part in the overseas travel once for one person to Singapore, Malaysia and Thailand organized by Party A.

•	Over 1 million—3 million RMB, rebate of 1.5 percent of the total purchase amount, in addition, take part in the travel once for two persons to Singapore, Malaysia and Thailand organized by Party A.

•	Over 3 million RMB, rebate of 2 percent, and take part in the travel once for three persons to Singapore, Malaysia and Thailand organized by Party A.

•	Other termination provisions include:

•	If Distributor changes the products pricing system without our permission, or refuses to carry out our sales and promotion plans.

•	If Distributor breaches or does not fulfill the provisions of this agreement, which creates adverse effects on us.

•	If Distributor unilaterally decides to terminate the agreement without negotiating with us.

•	Distributor is ordered to make a correction or its business license has been revoked by the government.

•
In the event of a breach of any of the provisions of this Agreement by one party, and the other party does not get satisfactory reply after ten days of written notice, the non-breaching party has the right to terminate the Agreement unilaterally and hold the breaching party responsible for any direct and indirect loss and expenses (including, without limitation, attorney fee, arbitration or legal fee, auditor expenses, travel expenses and etc).

Sources and Availability of Raw Materials

We will obtain the fresh ginseng for beverage production from two sources, self-planted ginseng and the ginseng sold to us by farmers in accordance with the contracts we entered into with them.

Ginseng's growing season is from April to September, six months a year. Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in Autumn, the seed can be sowed in September or next Spring, it takes 10 days to germinate and 10 days for seeding. And the whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. For ginseng, every hectare can harvest 18 to 20 kg ginseng. As of June 30, 2011, the planting area for ginseng is 443830 square meter.

Seasonality

There is no seasonality for sale of ginseng beverages.

Wine

We plan to sell two kinds of wine at the anticipated sale prices as follows:

Bingqing ice wine	RMB 388 (about USD $ 58.36) /per bottle
Pearl in the Snow (Red)	RMB 88 (about USD$ 13.24 ) / per bottle

The anticipated sale prices are based on management’s knowledge of the market price of similar quality wine from Changbai Mountain and costs of raw materials, processing, management, facilities and distributions available to us. However, we might adjust the sale prices after we start the production and sales to better respond to our production costs and the then current market, if needed.

Our grapes grow on 750 acres of land leased from a group of individual farmers, paying approximately $37.50 per acre a year for 15 years. This lease expires on December 31, 2014. We have adequate and suitable land for growing grapes. Our vineyard is located in Ji’An City, Jilin Province, North Latitude 41 degree with average temperature 7.5C, annual precipitation 800mm-1000mm, frost free period 150 days out of a year. Ji’An is the largest grape growing area in Asia. Our current estimated grape production is 565 tons annually.

We started production of wine in March 2011 and sales in April 2011. Through our subsidiary Tonghua Linyuan, we have a written production agreement with Tonghua Jinyuanshan Winery (“Jinyuanshan Winery”) to produce wine for us from May 20, 2009 to May 19, 2012. Under the terms of the agreement, we provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies, and Jinyuanshan Winery produces and bottles the wine with a charge of approximately $0.15-0.22 per bottle (approximately $0.15 a bottle for processing red wine and approximately $0.22 per bottle for processing ice wine). Other principal terms of the agreement are as follows:

1.	Product Names: Pearl in Snow Wine; Ice Wine.

2.	Prior to production, Tonghua Linyuan shall provide production guidelines and obtain approval from the city inspection department.

3.	Tonghua Linyuan shall notify the supervision department a week in advance for every batch of production.

4.	Products quality: Jinyuanshan Winery must meet the quality standard set by Tonghua Linyuan, in accordance with QB/1982-94 grape wine production standard requirement.

5.
Products Safekeeping: After final inspection of the products, products can be kept temporarily at Jinyuanshan Winery’s facility for up to one month. Tonghua Linyuan must ship out the products within one month.

6.
Product defect allowance: Jinyuanshan Winery is allowed to have 5% wine production defect rate; 0.3% on labeling and packaging; and 0.5% on bottles. If the bottle damage was caused by delivery, Jinyuanshan Winery will not be responsible for the damage.

7.	Duration of this Contract: This contract is valid from May 20, 2009 to May 19, 2012. If there is any dispute beyond negotiation, it will be mediated by the local arbitration authority.

8.
Tonghua Linyuan subcontracts Jinyuanshan Winery to produce under Jinyuanshan Winery’s National Industrial Production permit. Tonghua Linyuan shall name Jinyuanshan Winery on its labels (after city quality inspection’s approval).

9.	If there are any taxes incurred by Jinyuanshan Winery for processing Tonghua Linyuan’s wines, Tonghua Linyuan is liable for paying these taxes.

The estimated total costs associated with our  wine production is approximately 20 million RMB (about USD $3,019,916) including 10 million RMB for working capital, 10 million RMB for grape vineyard,, wine processing, storage, marketing and other expenses. We plan to be funded through a combination of short-term borrowings, bank loans, cash from operations and sales of our equity.

Production Methods

Wine is produced by fermenting crushed grapes using various types of yeast. Yeast consumes the sugars in the grapes and converts them into alcohol. As of June 30, 2010, Tonghua Linyuan has reserved 1,170 tons of grape juice for fermentation stored in 16 stainless holding tanks. As of June 30, 2011, we have 965 tons of fermented grape juice. The harvesting cycle of grapes take around 5 months, we plant in April and harvest in the middle of September. Last autumn we harvested 562.5 tons of grapes in average and produced 281 tons of juice. We let the juice ferment for 40 days and sealed it in barrels in December.

Sources and Availability of Raw Materials

The grape growing cycle is from April to September, six months a year. For grapes, every acre can produce 1500 kg grapes annually and we have planting area for grapes approximately 750 acres as of June 30, 2011.

Distribution Methods

There are 667 cities in China, we intend to recruit one general distributor for wine in every city. The city level distributor can recruit the second level distributors. In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sale branch offices to facilitate the local sales. Our direct sale will target at customers of high end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists attractions, airport and high speed trains, etc.

We have started negotiating distribution and sales agreements with potential general distributors. On November 16, 2010, we entered into a distribution and sales agreement with Beijing Huayang Shengbang Trading Ltd (“Beijing Huayang”) whereby Beijing Huayang shall act as our general distributor of our wine in the Beijng area from November 16, 2010 to November 15, 2013. According to the agreement, Beijing Huayang is authorized to sell to stores, as well as through the channels of promotion and group purchase and to enter into sub-distribution agreements with second level distributors in the Beijing area. However, in no circumstance, shall Beijing Huayang sell or distribute our wine at a price less than the price we offered. Beijing Huayang shall have minimum annual sales of RMB 3,000,000 (about USD $451,242) and shall receive a bonus at certain percentage of sales exceeding the minimum sales. We used the same form of distribution agreement we use for our beverage distributors when entering into agreement with Beijing Huayang, which was disclosed above in the Distribution Methods of Canned Ginseng Juice section. In addition, we intend to use the same form of distribution agreement when we recruit any general distributor for our wine, although some terms might differ based on the negotiation we have with each distributor. As of the date of this filing we have signed one wine distributor, Beijing Huayang, through Jilin Huamei. The distribution agreement was filed as Exhibit 10. 19 in Form 10-12G/A we filed on May 31, 2011.

Name of Distributor	Distribution Territory	Term of Agreement	Annual Minimum Purchase Requirements(1)	Down Payment(2)	Six Months Minimum Purchase Requirements(3)

Beijing Huayang	Beijing	11/2010-11/2013	3,000,000 RMB	150,000RMB	800,000 RMB

(1) The minimum amount of annual purchase payment the distributor shall make to purchase our wine pursuant to the distribution agreement including the down payment and the follow-up payments. According to the distribution agreement, the distributor needs to purchase our wine at a wholesale price with an amount agreed in the distribution agreement as a down payment. After that, the distributor will continuously place written orders with full payments and we will ship the ordered wine to the distributor.

(2)  The first payment the distributor shall make to purchase wine from us pursuant to the distribution agreement which we received on December 28, 2010. Our Bingqing ice wine is sold at a wholesale price of 128RMB/ per bottle and our Pearl in the Snow is sold at a wholesale price of 31 RMB/per bottle to our distributor.

(3)    The minimum amount of sales the distributor shall reach within 6 months of the date of the distribution agreement. We are entitled to cancel the distribution agreement if the distributor has not reached the minimum amount of sales within 6 months pursuant to the distribution agreement.

Our distribution agreement with Beijing Huayang also provides:

•
Distributor is only authorized to sell in physical stores, and through the channels of promotion and group purchase. To guarantee the unified pricing system and fair competition among individual agents, Distributor is not allowed to sell goods by means of E-commerce (to sell on the internet).

•
We guarantee the quality of the goods delivered complies with the relevant State standards for sanitary and health of food production and agrees to be responsible for Distributor’s loss caused by quality problems.

•	We agree to support the publicity and marketing of the Products, provided that it will not affect the normal operation of our website.

•
Distributor is obliged to supply copies of its business license, tax registration certificate and all other documents relevant to execution of agreements with us. Distributor is obliged to protect our enterprise image, goodwill and brand name. Distributor shall supply the monthly report of selling activities in writing to us which should describe the sales data, activities, sales analysis and plans in details.

•	If any of products are not fit for distribution in selling regions within three months, Distributor has the right to exchange products in order to meet the market demand.

•
We shall deliver goods within 7 working days from the date that received the order and payment was made in full. The long-distance freight of goods and related insurance cost to Distributor’s city of territory is to be borne by us, and local short-distance freight is to be borne by Distributor.

•
We offer the following incentive awards: The principle of award shall be based on the accumulative purchase amount. If one distributor’s annual total purchase amount (from January 1 to December 31) reaches:

•
Over 200,000 — 500,000 RMB, Distributor will receive year-end rebate of two percent of the total purchase amount; and take part in the travel once for one person to Singapore, Malaysia and Thailand organized by the Company.

•
Over 500,000 — 1,000,000 RMB, Distributor will receive year-end rebate of four percent of the total purchase amount; and take part in the travel once for two persons to Singapore, Malaysia and Thailand.

•	Over 1,000,000 RMB, Distributor will receive year-end rebate of six percent of the total purchase amount, and take part in the travel once for three persons to Singapore, Malaysia and Thailand.
•	Over 3,000,000 RMB, Distributor will receive year-end rebate of six percent of the total purchase amount and take part in the travel once for three persons to Singapore, Malaysia and Thailand; in addition, a reward of a commercial-use van vehicle with a value of 40,000 RMB, subject to the condition that the exterior of the van must be used for advertising our wines.

•	The distributor shall sell not less than 800,000 RMB within 6 months of the signing of the agreement, or we are entitled to cancel its distributor qualifications.

•	Other termination provisions include:

•	If Distributor changes the products pricing system without our permission, or refuses to carry out our sales and promotion plans.

•	If Distributor breaches or does not fulfill the provisions of this agreement, which creates adverse effects on us.

•	If Distributor unilaterally decides to terminate the agreement without negotiating with us.

•	Distributor is ordered to make a correction or its business license has been revoked by the government..

•
In the event of a breach of any of the provisions of this Agreement by one party, and the other party does not get satisfactory reply after ten days of written notice, the non-breaching party has the right to terminate the Agreement unilaterally and hold the breaching party responsible for any direct and indirect loss and expenses (including, without limitation, attorney fee, arbitration or legal fee, auditor expenses, travel expenses and etc).

Sources and Availability of Raw Materials

We anticipate that our production in the first year will be from our own grapes. Thereafter, depending upon demands, we may purchase grapes from other suppliers. Till now, we have no contracts, agreements or commitments with any third party suppliers for grapes.

Seasonality

Grapes are harvested in October, but wine has no seasonality.

MARKETING ACTIVITIES

All of our products will be sold by our subsidiary Jilin Huamei through distributors or Jilin Huamei’s sale branch offices in some major cities.

RESEARCH AND DEVELOPMENT

In July 2010, we conducted a market research program for ginseng beverages in China through a research institute, China Lantu Hongye Research Institute. Based on the report, management believes that there is not yet a leading brand of ginseng beverage in the China market and that the technology we use to produce our ginseng beverage will most likely provide a competitive advantage for our products in China over those currently in the Chinese market.

Other than as set forth above, we have had no research and development expenses in the past two years.

INTELLECTUAL PROPERTY

We rely primarily on a combination of patent, certificates and administrative protections to safeguard our intellectual property.

The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6. This patent was issued on January 23, 2008 and expires 20 years after issuance.

Although our other products have no patent protection, our two types of ginseng beverages have been certified as PRC domestic healthcare food by SFDA (State Food and Drug Administration) and received approval certificates (“GMP Healthcare Food Certificate”) from the SFDA, each of which is valid for a term of 5 years and renewable at the expiration thereof. According to the Rules for Administration over Registration of Healthcare Food (Trial Implementation) issued by SFDA on April 30, 2005, the healthcare food applying for GMP Health Food Certificate refers to such food as claimed to have special health function or focuses on supplementing vitamins or minerals, that is, food which is suitable for special population, has function of regulating the institutions instead of treating diseases, and will not bring any acute, sub-acute or chronic damages to the body. The application for registration of healthcare food shall be subject to an examination and approval process in which the SDFA evaluates and examines systematically the safety, effectiveness, quality controllability as well as the specifications of the healthcare food being applied for registration and make a decision as approving the registration or not according to the application and based on the lawful procedures, conditions and requirements. The food for the application of GMP Healthcare Food Certificate shall be produced in the workshop conforming to the Good Manufacturing Practice on Healthcare Food (“GMP”), and the processing hereof shall satisfy the provisions of the GMP. GMP emphasizes the manufacturing quality standard and health/safety standard requirements. It presents mandatory standards used in pharmaceutical and food industries. It requires business entities to comply with the standards in all areas: raw materials, personnel, facility equipments, production lines, packaging, transportation, logistics, etc. The SFDA approval can be renewed every 5 years. As of the date of this filing, we have following GMP certificates and SFDA approval:

a.
GMP certificate for Jilin Ganzhi Beverage Company, Approval #077 issued on November 13, 2007 by Jilin Province Health Bureau. This certification is valid for four years. We cannot manufacture our products without this approval.

b.	SFDA approval for Ganzhi Ginseng Beverage, No. SFDA G20090249 issued by the State Food & Drug Administration on 05/31/2009
c.	SFDA approval for Ganzhi American Ginseng Beverage, No. SFDA G20090208 issued by the State Food & Drug Administration on 5/27/2009 which is valid for five years. .

REGULATORY ENVIRONMENT

China is transitioning from a planned economy to a market economy. While the Chinese government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the Chinese government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the Chinese government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating revenues may be reduced by changes in China's economic and social conditions as well as by changes in the policies of the Chinese government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

China’s legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

We are subject to many general regulations governing business entities and their behavior in China and in any other jurisdiction in which we have operations. In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products. Such regulations typically deal with licensing, approvals and permits. Specifically, these regulations concern Good Manufacturing Practices and SFDA approval as discussed above. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to export our products to certain countries and regions, such as Japan, South Korea and Hong Kong, which would limit our international expansion.

Because we are a wholly foreign owned enterprise, we are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly owned subsidiary and its officers and directors. Additionally, we are also subject to varying degrees of regulations and permit system by the Chinese government.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by the Ministry of Commerce for the People’s Republic of China and the National Development and Reform Commission in 2007 classified various industries/business into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/business permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/business are usually 100% open to foreign investment and ownership. With regard to those industries/business restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. The PRC Subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of China’s State Administration of Foreign Exchange. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), Foreign Investment Entities may purchase foreign exchange without the approval of the State Administration of Foreign Exchange for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by the State Administration of Foreign Exchange, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of foreign investment entities to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from the State Administration of Foreign Exchange.

On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under that policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximate 21% appreciation of the Renminbi against the U.S. dollar between 2005 and 2008. However, the PRC government decided to repeg the Renminbi to U.S. Dollars in response to the financial crisis in 2008. On June 19, 2010, China ended the peg of Renminbi to the U.S. Dollar which allowed a greater flexibility of its exchange rate. There remains significant international pressure on the appreciation of the Renminbi against the U.S. Dollar.

We have evaluated the determination of our functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. On our own, our operation is conducted in China and we currently financed ourselves in Chinese Renminbi. Therefore, our functional currency is the Chinese Renmibi in accordance with the guidance in ASC 830-10-85-5.

While the Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes, the subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Because our past and current revenue from our subsidiaries are denominated in Renmibi, assets and liabilities of a subsidiary with functional currency other than U.S. Dollar are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income. To the extent any of our future revenues are denominated in currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Regulation of Foreign Investment Entities’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by foreign investment entities include:

(i)	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, foreign investment entities in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, foreign-invested enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign investment entity has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Regulation of a Foreign Currency’s Conversion into Renminbi and Investment by Foreign Investment Entities

On August 29, 2008, the State Administration of Foreign Exchange issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of foreign investment entities. According to the Notice 142, foreign investment entities shall obtain verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. The Notice 142 explicitly prohibits foreign investment entities from using Renminbi converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the foreign investment entity and has been approved by the State Administration of Foreign Exchange in advance.

 Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, the State Administration of Foreign Exchange issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies , or the State Administration of Foreign Exchange Notice 75, which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by the State Administration of Foreign Exchange on November 24, 2005 and May 29, 2007, respectively. The State Administration of Foreign Exchange Notice 75 states that PRC residents, whether natural or legal persons, must register with the relevant local State Administration of Foreign Exchange branch prior to establishing or taking control of an offshore entity established for the purpose of overseas equity financing involving onshore assets or equity interests held by them. The term “PRC legal person residents” as used in the State Administration of Foreign Exchange Notice 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in the State Administration of Foreign Exchange Notice 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. The State Administration of Foreign Exchange implementation notice of November 24, 2005 further clarifies that the term “PRC natural person residents” as used under the State Administration of Foreign Exchange Notice 75 refers to those “PRC natural person residents” defined under the relevant PRC tax laws and those natural persons who hold any interests in domestic entities that are classified as “domestic-funding” interests.

PRC residents are required to complete amended registrations with the local State Administration of Foreign Exchange branch upon: (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local State Administration of Foreign Exchange branch within 30 days of any material change in the shareholding or capital of the offshore entity, such as changes in share capital, share transfers and long-term equity or debt investments and these changes do not relate to return investment activities. PRC residents who have already organized or gained control of offshore entities that have made onshore investments in the PRC before the State Administration of Foreign Exchange Notice 75 was promulgated must register their shareholdings in the offshore entities with the local State Administration of Foreign Exchange branch on or before March 31, 2006.

Under the State Administration of Foreign Exchange Notice 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under the State Administration of Foreign Exchange Notice 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress, approved and promulgated the PRC Enterprise Income Tax Law. The PRC Enterprise Income Tax Law took effect on January 1, 2008. Under the PRC Enterprise Income Tax Law, foreign investment entities and domestic companies are subject to a uniform tax rate of 25%. The PRC Enterprise Income Tax Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the PRC Enterprise Income Tax Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the PRC Enterprise Income Tax Law will be eligible for a five-year transition period since 1 January, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the PRC Enterprise Income Tax Law. From 1 January, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the PRC Enterprise Income Tax Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

The PRC Enterprise Income Tax Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”. Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payer acting as the obligatory withholder under the PRC Enterprise Income Tax Law, and therefore such income taxes generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the PRC Enterprise Income Tax Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if we are considered as a “non-resident enterprise” under the PRC Enterprise Income Tax Law and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC shareholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if the beneficial owner in Hong Kong owns more than 25% of the registered capital in a company in the PRC.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined company’s tax rate in the future could have a material adverse effect on its financial conditions and results of operations.

Food Safety Law of the People’s Republic of China

The Food Safety Law of the People’s Republic of China as adopted at the 7th Session of the Standing Committee of the 11th National People’s Congress of the People’s Republic of China and effective on June 1, 2009, governs the food safety in food production and business operation activities. Pursuant to the Food Safety Law of the People’s Republic of China, food producers must establish an internal inspection and record system for raw materials and predelivery products, and food distributors must also establish internal systems to record and inspect food products procured from suppliers. In addition, any food addictives that are not in the approved government catalog must not be used and no food products can be sold inspection-free.

Regulations on the Implementation of the Food Safety Law of the People’s Republic of China

The Regulations on the Implementation of the Food Safety Law of the People’s Republic of China as adopted at the 73rd Standing Committee Meeting of the State Council on July 8, 2009 and effective on July 20, 2009, are promulgated in accordance with the Food Safety Law of the People’s Republic of China. The Regulations require that the local People’s Government at or above the country level shall perform the responsibility specified in the Food Safety Law of the People’s Republic of China, improve the ability for supervision and administration of food safety, ensure supervision and administration of food safety; establish and improve the coordination mechanism between food safety regulatory authorities, integrate and improve the food safety information network, and realize the sharing of food safety and food inspection information and other technical resources.

Law of the People’s Republic of China on Quality and Safety of Agricultural Products

The Law of the People’s Republic of China on Quality and Safety of Agricultural Products was adopted at the 21st Meeting of the Standing Committee of the Tenth National People’s Congress on April 29, 2006. This Law was enacted in order to ensure the quality and safety of agricultural products, maintain the health of the general public, and promote the development agriculture and rural economy. Pursuant to this Law, agricultural products distribution enterprises shall establish a sound system of inspection and acceptance for their purchases. In addition, agricultural products that fail to pass the inspection based on the quality and safety standards of agricultural products cannot be marketed.

Regulation on the Sale of Wine

The material regulations for the standards of wine in China are the wine standard (GB 15037) and the wine labeling law (GB 10344) both of which are administered by General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic of China which have the following requirements:

•
The name of the product is mandatory in China. The words ‘grape wine’ should be sufficient. However, it is advisable to qualify this with ‘red’, ‘white’, ‘sparkling’, ‘semi-sparkling, ‘fortified’, ‘sweetened fortified’ etc. As wine can be considered to be made from a single raw material, it should be exempt from the requirement for ingredient listing. Nevertheless, sweeteners, preservatives and added color (legal in the case of fortified wine only) need to be declared.

•
The alcohol format is prescribed in Chinese regulations. The alcohol statement should be in the form ‘Alcoholic strength xx.x percent vol’. The tolerance between the actual and the stated alcohol is +/- 1.0percent.

•	The volume statement must appear on the label. The statement must be on the same display panel as the word ‘wine’.

•	A country of origin statement is mandatory. The date of bottling is required on Chinese labels.

•	Wines with an alcohol content of 10 percent or less are required to include a minimum durability date. Wines over 10 percent alcohol are exempt from this requirement.

•	The product type is mandatory for China. This can be indicated by the actual sugar content or by the category.

With a view to regulate the sale of wine, the Ministry of Commerce of the PRC (“MOFCOM”) issued Measures for Administration of Alcohol Circulation (the “Circulation Measures”) on November 7, 2005. According to the Circulation Measures, an entity or individual that engages in wholesale or retail of alcohol (collectively “Alcohol Operator”) shall, within 60 days as of collecting a business license, handle the archival filing and registration in the administrative department of commerce at the same level as the administrative department for industry and commerce where the registration is handled according to the principle of territorial administration. An Alcohol Operator (supplier) shall, when undertaking any wholesale of alcoholic goods, fill in the Form for Registration of Alcohol Circulation (“Registration”) and record the information on the circulation of alcoholic goods in detail. The Registration shall follow the whole course of alcohol circulation, be bundled with the goods and comply with the information on goods so as to realize the traceability of the circulation information throughout the course from the day when alcoholic goods leave the factory to the point of sales terminal. In addition, an Alcohol Operator shall mark and sell the bulk alcohol in a fixed place. Any mobile sale of bulk alcohol is prohibited. An alcohol operator shall not sell any alcoholic goods to any minor and shall indicate this in an eye-catching position in its business place.

With a view to regulate the import and export of commodity or technology (including wine), the MOFCOM issued the Measures for Registration for the Record of Foreign Trade Operators (the “Registration Measures”) on June 25, 2004. The Registration Measures, which entered into effect on July 1, 2004, are based on the revised Foreign Trade Law of the PRC and specify registration rules applicable to operators of commodity or technology import-export business (“Foreign Trade Operators”). Under the Registration Measures, Foreign Trade Operators need to carry out registration for the record with the MOFCOM or the local commerce administrations authorised by it (“Local Registration Authority”). However, operators which have obtained the qualification to operate commodity or technology import-export business prior to the effectiveness of the Registration Measures are exempt from the registration requirement unless they wish to operate outside of the already approved scope of operation. A Foreign Trade Operator should normally register with the Local Registration Authority. Upon receiving the application documents, the Local Registration Authority must complete the registration and return the stamped registration form within five days. The Foreign Trade Operator then has thirty (30) days to complete the relevant formalities with the local customs, inspection and quarantine, foreign exchange, tax, etc. authorities.

We are and anticipate that we will be in full compliance with aforementioned regulations and do not anticipate that they will have any significant impact on our business as such.

Only SFDA and MOFCOM are required for the sale of our wine. Penalties would be levied upon us if we fail to comply with or adhere to and maintain certain standards or requirements as specified above. Such failure has not occurred in the past, and we generally do not anticipate that it may occur in the future, but no assurance can be given in this regard.

Excepted mentioned above, there is no special regulations that restrict sales of our wine externally, and we do not need other pre-approval for export. Each foreign country has different standards for importing our products; in the US for example requires FDA approval, which we do not have and thus do not export our wine to the US. The company has no short-term plans to expand its wine export to countries outside China.

As noted above, we have all other necessary regulatory approvals to manufacture and sell our wine in China.

Compliance with Environmental Law

We comply with the Environmental Protection Law of China and its local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Our costs of compliance with applicable environmental laws are minimal, since the manufacturing of our products generates very limited damages, if any, to the environment. Accordingly we had no expenditures for compliance with environmental law in 2009 and do not anticipate incurring any such costs in the future. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it may occur in the future, but no assurance can be given in this regard.

Competition

Ginseng

The market in China for ginseng is extremely competitive. Based upon management’s knowledge of the industry in China, we believe that there are more than four companies engaged in ginseng production in China.  The significant competition within the ginseng industry for planting land is compounded by the Chinese government’s recent promotion of forestation in state-owned forests.  This has dramatically reduced the woodland available for ginseng planting.

Our major competitors are Changbai Baoquan Mountain, Changbai Ni Li River, Ji An Ginseng and Antler Company & The First Fu Song Ginseng Farm.  Based upon its significant knowledge of the ginseng industry in China, management believes that we rank in the middle of these competitors, the larger of which in general have greater financial and personnel resources and have achieved greater market penetration than we have.  However, because there are no published statistics concerning our competitors, this is based solely upon management’s experience in the industry.

The ranking is based on the size of ginseng planting area and shift to ginseng drinks business will not affect company’s ranking.  We will generate revenues from the sales of ginseng drinks in the future which we believe will offset any loss of revenue due to the shift.

We believe we compete in this market based upon:

•	Land Resources controlled directly or through arrangements with farmers;

•	Ginseng cultivation systems and techniques; and

•	Established Distribution Network.

Ginseng Beverage

In the market there are about 10 kinds of ginseng beverage listed as following. The prices of these products range from approximately $0.60 to $4.51 per bottle. However, we have noticed that there is little advertisement and promotion currently in the China market and the sales of ginseng drinks are limited.  Based on the market research report we conducted in July 2010 through a research institute, China Lantu Hongye Research Institute, the management believes there has not been a leading brand of ginseng beverage in the China market yet.

Name of Ginseng Beverage	Producer
Nuzheng Ginseng Beverage	Benxi Huabao Ginseng Products Limited, Inc.
Korean Red Ginseng Beverage	Korean Red Ginseng Drink Limited, Inc.
Sengniu Ginseng Beverage	Jinlin Jingtong Food Beverage Limited, Inc.
Renyushu Ginseng Beverage	Jinlin Yanqing Renyushu Beverage Limited, Inc.
Loufan Natural Ginseng Beverage	Loufan Natural Ginseng Limited, Inc.
Korean Gaoli Ginseng Beverage	Korean Gaoli Ginseng Beverage Limited, Inc.
Jierun Changbai Mountain Ginseng Beverage	Changbai Mountain International Group, Inc.
Liyuan Ginseng Beverage	Jiazhou Ginseng Drink
Jingtian Ginseng Beverage	Jingtian Ginseng Limited, Inc.
Tianwangxing Ginseng Beverage	Zhongshanshi Meitai Supplement Limited, Inc.

As we have just commenced sales of these products, we are a small competitor in the market.  Some of our competitors have greater financial and personnel resources and all have achieved greater market penetration than we have.

We believe we have some competitive advantage in the China market due to the technology we use to produce our ginseng beverage.  Based upon reading of competitors’ labels, all of their ginseng drinks are produced by blending after extracting ginsenosides through chemical methods. The management believes that the extraction for ginsenosides will cause damage to its nutritional components because high heat is used in the process of the extraction.  Our technology is different from the method used by our competitors.  We squeeze out the natural juice from fresh ginseng. However, our drink formula enables us to use refrigerated ginseng as raw material to produce canned ginseng juice and still able to maintain its freshness and nutrition in final products  The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance. In order to store the fresh ginseng, we rent a refrigerated warehouse (-20 C degree) to store all fresh ginseng. We currently have fresh ginseng inventory to produce our canned ginseng juice for three months since we did not use much of the stored ginseng for ginseng beverage production in fiscal year 2011.

Wine

We will compete with domestic producers of wine as well as importers of wines from other countries.  As we have not yet commenced sales of these products, we will be a small competitor in the market.  Some of our competitors have greater financial and personnel resources and all have achieved greater market penetration than we have.

We will use grapes harvested from our vineyard located in Changbai Mountains, Jilin Province for wine production. As the quality of the wine substantially depends on the quality of grape juice and the location of vineyard, the principal competitors we will have in wine business will be the following companies using the grapes grown in the same area:

•	Jilin Provincial Changbaishan Wine Holding Co., Ltd.

•	Jilin Tianchi Wine Company Ltd.

•	Tonghua Tianchi Wine Company Ltd.

The climate in Changbai Mountain is ideal for growing grapes because of the significant temperature difference during day and night. It contributes to the accumulation of polyphenols and Flavonoids in grapes improving the taste and quality of the wine.  In addition, Changbai Mountian has longer cold winters. On average, for more than 160 days per year,  the temperature in Changbai Mountain falls below -45 C, which  prevents the development of  pest diseases

Based upon management’s knowledge of the industry, we believe that more than 100 wineries have opened since 1996 and there are estimated 500 vineyards across China, which supply almost all of the wines consumed domestically.  For example, Great Wall Winery, one of the leading local brands in China, produces over 50,000 tons of wine each year from its three main production areas in North China.

We believe we compete in this market based upon the fact that our wines are produced from grapes grown in Changbai Mountains which is well recognized as a favorable growing region.

Employees

We have the following employees, the seasonal field workers of which are part time:

	Total	Chairman	Manager	Admin	Finance	Sales	Factory worker	Seasonal Field Worker

Jinlin Huamei	37	1	1	6	2	27
Yanbian Huaxing	101		1	2	2	0		96
Jilin Ganzhi	42		1	12	2	0	27
Tong Hua Linyuan	21		1	0	2	0		18
Total	201	1	4	20	8	27	27	114

We consider our relationship with our employees to be excellent.

ITEM 1A.       RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.           PROPERTIES

Our principal executive offices are located at 64 Jie Fang Da Road, Ji Yu Building A, Suite 1208, Changchun City, China 130022. The corporate headquarters occupy approximately 1,721 square feet and is on a six-month lease from November 26, 2010 to May 25, 2011.  We intend to renew the lease and a formal contract will be signed in October 2011  Rent is approximately $496 a month.

We own free and clear the office building located in the City of Yanbian, which is approximately 4,519 square feet, and it is used for office/administrative purposes. We also own free and clear processing center  in the City of Yanbian, which is consisted of 7,090 square feet of space; warehouse space of 1366 square feet; and seasonal worker dormitory of 688 square feet.  In the City of Yanbian, we also own the right to use the parcel of land (129,120 square feet approximately) where these facilities are located.  The land use right is for 30 years commencing November 2002 and there  is no rent required due to the preferential policies

Currently, we rent refrigerated warehouse space of 160 cubic meters and we pay approximately $678.86 per month.  The refrigerated warehouse space is 160 cubic meters, which is not enough for our future refrigerated storage needs. We will need to at least double the space. Our current refrigerated storage space is sufficient to store 20 tons of fresh ginseng. However, we might need more refrigerated space in the future after we start production and sales of canned ginseng juice. We plan to build our own refrigerated warehouse, with approximately 1,000 cubic meters storage space, in the future.  We plan to build this facility after we are able to generate stable net income from sales of our ginseng beverage and anticipate that it will take two months to complete building.

We rent approximately 1,507 square feet of office space for Tonghua Linyuan from January 2007 to January 2022 for a monthly rent of approximately $148.

On June 15, 2000, we were granted 20 years land use rights of approximately 2000 acres of Ermu Forestry land by Ermu County Government, Tunhua. On January 8, 2005, we entered into a land lease agreement with Heilongjiang Province Muling Forestry Bureau and Huaxing Ginseng Industry Co for 1,750 acres of forest to grow ginseng for 20 years and pursuant to the lease agreement, our annual aggregate lease payments are approximately $91,500.

We do not intend to renovate, improve, or develop properties, except as set forth above.  We do not carry property or crop insurance on our land. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.          LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 4.          [REMOVED & RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Pink Sheets under the symbol “CSNG” and has very limited trading.   The last trade occurred on March 9, 2007 at $1.39 per share; there has not been any subsequent trading activity.

We intend to file application to have our common stock quoted on the Over-The-Counter Bulletin Board.  On September 13, 2011, we filed our application on Form 211 with FINRA. However, we cannot estimate when we will receive quotation approval or if we will ever receive it.

As of October 12, 2011, we had 657 record holders of common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Options, Warrants, Convertible Securities

Currently, we do not have any warrants, options or convertible securities outstanding.

During the period August 2005 to October 2005, we issued 798,384 warrants in connection with a private placement.  The warrants vested immediately and were exercisable over a 5 year period. As of June 30, 2011, none of the warrants were exercised and all of them expired.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Reports to Shareholders

As  required under Section 12(g) of the Securities Exchange Act of 1934, we are required to file quarterly and annual reports with the SEC and will also be subject to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity.

Description of Equity Compensation Plans

We do not have any equity compensation plans. Our Board of Directors may adopt one or more equity compensation plans in the future.

Recent Sales of Unregistered Securities

On March 31, 2008, we closed an offering of aggregate $1,331, 491 from issuing 6,155,000 shares of our common stock to 159 non-U.S. citizens or residents at a purchase price of $0.22 per share. We used the proceeds to acquire Tonghua Linyuan Grape Planting Co., Limited.

On March 5, 2010, we commenced a private placement with a maximum offering of 10,000,000 shares of our common stock at $0.25 per share to non-US investors in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933. The purchase price was based upon negotiations between us and the investors.  As of June 30, 2011, we have raised $2,490,642 for our business development from this financing. As of July 12, 2011, we raised an additional $49,939.99 from this placement, resulting in a total offering of aggregate $2,540,799. Accordingly, all 10,000,000 shares have now been sold and the placement was closed on July 12, 2011.

Where You Can Find Additional Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs.  Actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements largely on our expectations.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control.  Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc.  for the fiscal years ended June 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report.

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.  The company conducts business through its four wholly owned subsidiaries located in Northeast China.  We have been granted 20 year land use rights to  3,705 acres of lands by the Chinese government for ginseng planting and we control through lease approximately 750 acres of grape vineyards.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.  In March 2008, we acquired Tonghua Linyuan Grape Planting Co., to plant wild mountain grapes. Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice and wine.

Since we shifted the focus of our business into the ginseng beverage business, and the wine business, we have started to store our raw material and sell very limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in 2009 and 2010. In addition, our new business is in the initial stages, we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. Our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern. As of June 30, 2011, the cash balance on hand for the Company was about $69,094.

In order to meet the challenge, we are taking the following actions:

•	We raised capital to support our operation through a Regulation S private placement; and
•	We are recruiting distributors for ginseng beverage and wine products and we intend to recruit one general distributor for ginseng juice and one for wine in every city in which we sell our products.

Although, China Ginseng Holdings has not generated any revenues from its ginseng beverage and wine businesses, we believe there is future potential to do so because (i) the China Ginseng market is recovering now, (ii) the demand and the price is in the uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control was not affected by the government restrictions), and (iii)  as of the date this filing, we have already entered into binding agreements with ten  distributors to distribute our  beverage in different cities.

As the impact of the shift in the focus of our business away from the ginseng business and into the ginseng beverage business and then the wine business is uncertain, our past revenues and other financial results will not provide a meaningful basis for future performance given the material change in our business and there is no guarantee that we will be able to attain profitability in the foreseeable future.

Our Subsidiaries:

Our business in China is currently conducted through the above four wholly owned subsidiaries located in Northeast China, the current operational status of each of these businesses as of the date of this filing  is as follows:

•	Yanbian Huaxing: planting ginseng for use as raw material in our ginseng beverage and selling ginseng to the market if the ginseng produced is not qualified to be used for ginseng beverage
•	Jilin Ganzhi : processing fresh ginseng and canned ginseng
•	Tonghua Linyuan: growing grapes and reserving grape juices for wine production, producing wine through a winery producer.
•	Jilin Huamei: sale department of our ginseng beverage and wine

As of the date of this filing, each of our four subsidiaries operates as an essential  part of our integrated business and  all of our businesses are operational.

Our Products:

Previously, through Yanbian Huaxing, we focused on the farming, processing, distribution and marketing of Asian and American Ginseng and related byproducts in the following varieties:

•	Fresh Ginseng: For pharmaceutical, health supplement, cosmetic industry and fresh consumption.

•	Dry Ginseng: Dried form for pharmaceutical and, health supplement consumption.

•	Ginseng Seeds: Selling of ginseng seeds.

•	Ginseng Seedling: Selling of ginseng seedling.

Ginseng's growing season is from April to September, six months a year.  Normally we sow the seed in April and harvest in September. Ginseng seeds are obtained after the blossom in autumn, the seed can be sowed in September or next Spring, it takes 10 days to germinate and 10 days for seedling.  And the whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. For ginseng, every hectare can harvest 18 to 20 kg ginseng. As of June 30, 2011, the planting area for ginseng is 443830 square meter.

Since August 2010, we have gradually shifted our business focus from direct sale of ginseng and ginseng byproducts to production and sale of canned ginseng juice and wine.

Through Jilin Ganzhi, we are producing two types of canned ginseng juice.

•	Ganzhi Asian Ginseng Beverage

•	Ganzhi American Ginseng Beverage

In addition to canned ginseng juice, we have added wine production to our business focus.  We have already grown and crushed the grapes from our vineyards and have the juices reserved.  We started wine production through a winery producer in March 2011 and sales in April 2011. We have contracted for the production of the wine.

We plan to produce and sell two kinds of wine:

•	Bingqing Ice Wine

•	Pearl in the Snow (Red)

New Focus of Our Business

Canned Ginseng Juice

Currently, there are about 10 kinds of ginseng drinks on the market; all of them are imported from Korea.  The price range for those products is 4 –30 RMB per can (about USD $0.60-$ 4.51).

The most important component of ginseng is ginsenoside. Based upon reading competitor labels, all of their ginseng drinks are produced by blending after extracting ginsenosides through chemical methods. The extraction for ginsenosides will cause damage to its nutritional components. Our technology is different from that traditional method used by our competitors.  We squeeze out the natural juice from fresh ginseng as the main material plus natural extracts like xylitol, citric acid and steviosides as subsidiary ingredients. We have farming technicians periodically inspect farmers to ensure they follow our growing guidelines to control the quality of the fresh ginseng.  We use low residue pesticide and biodegradable fertilizer for ginseng planting. And we use xylitol instead of sugar to lower calories.  Further, products made with xylitol do not cause a sour taste.

The reason direct squeezing is not commonly used in canned ginseng juice is that it needs fresh ginseng as a raw material and preservation of fresh ginseng is very difficult. However, our drink formula enables us to use refrigerated ginseng as raw material to produce canned ginseng juice and still able to preserve its freshness and nutrition in final products  The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance.

In order to produce canned ginseng juice, we store our fresh ginseng in refrigerated warehouse space. We are currently renting a refrigerated warehouse (-20 C degree) to store all fresh ginseng inventory necessary for production of the ginseng beverages.   Monthly rent for refrigerated warehouse is RMB 4,500 (about USD $676.86). We commenced production in August 2010 and sales in October 2010. However, as we are in the initial stage of ginseng beverage business, we cannot assure the demands for our ginseng beverage will be high enough to make our business profitable in the short term and there is no guarantee that we will be able to generate the revenue from ginseng beverage business.

We own the production plant.  The plant is certified by the Chinese government as a Good Manufacturing Process facility, which is required for our production of these products.  Good Manufacturing Process standards cover organization and personnel, building and facilities, equipment, materials, hygiene and sanitation, validation, documentation, production management, quality management, production distribution and recall, complaints and adverse reactions report, and self-inspections.

Wine

Our grapes grow on 750 acres of land leased from a group of individual farmers, paying approximately $37.50 per acre a year for 15 years.  This lease expires on December 31, 2014.   We have adequate and suitable land for growing grapes.  Our vineyard locates in Ji’An City, Jilin Province, North Latitude 41 degree with average temperature 7.5C, annual precipitation 800mm-1000mm, frost free period 150 days out of a year.  Ji’An is the largest grape growing area in Asia. Our current estimated grape production is 565 tons annually.

Grape growing cycle is from April to September, six months a year. For grapes, every acre can produce 1500 kg grapes annually and we have planting area for grapes approximately 750 acres as of June 30, 2011.

As of the date of this filing, Tonghua Linyuan has reserved 1,170 tons of grape juice for fermentation stored in 16 stainless holding tanks. The harvesting cycle of grapes take around 5 months, we plant in April and harvest in the middle of September. Last autumn we harvested 562.5 tons grapes in average and produced 281 tons of juice.  We let the juice ferment for 40 days and sealed it in barrels in December.

We started producing wine in March 2011 and had one sale in April 2011. Through our subsidiary Tonghua Linyuan, we have a written production agreement with Tonghua Jinyuanshan Winery (“Jinyuanshan Winery”) to produce wine for us from May 20, 2009 to May 19, 2012. Under the terms of the agreement, we provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies, and Jinyuanshan Winery produces and bottles the wine with a charge of approximately $0.15-0.22 per bottle (approximately $0.15 a bottle for processing red wine and approximately $0.22 per bottle for processing ice wine).

Distribution

We intend to recruit one general distributor for our products of ginseng beverage and wine in every city in China.  The city level distributor can recruit the second level distributors.  In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sale branch offices to facilitate the local sales. Our direct sale will target at customers of high end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists attractions, airport and high speed trains, etc.

We have started negotiating distribution and sales agreements with potential general distributors. Currently, we have signed 19 general distributors for our ginseng beverage and 1 general distributor for our wine, as well as established one sale branch office in Jiangsu Province.

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

Ginseng's growing season is from April to September, six months a year.  Normally we sow the seed in April and harvest in September. Ginseng seeds are obtained after the blossom in autumn, the seed can be sowed in September or next spring, it takes 10 days to germinate and 10 days for seedling. And the whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. Grape growing cycle is from April to September, five to six months a year.

For ginseng, every hectare can harvest 18 to 20 kg ginseng; for grapes, every acre can produce 1500 kg grapes. As of June 30, 2011, the planting area for ginseng is 443830 square meter, the planting area for grapes is 750 acres.

The carrying value of the ginseng crops and grape crops is reviewed on a regular basis for any impairment in value using management’s best estimate as to expect future market values, yields and costs to harvest.  Costs accumulated on the acres expected to be harvested during the next fiscal year have been classified as a current asset.

Revenue Recognition

The Company’s primary source of revenue has been from the sale of fresh and dried ginseng and in the year ended June 30, 2011, it also included one bulk sale of crushed grapes.  Ginseng is planted in the Spring (April) and Fall (September) of each year and is generally harvested in September. Currently, the Company is processing the ginseng harvested in September and storing the stock for future juice production.  The grape harvest in fiscal year ended June 30, 2011 has been crushed and the juice produced has been stored in storage tanks.

Harvested ginseng can be sold in two ways: (1) fresh ginseng which can be sold immediately and stored in refrigerators for up to 3 years and (2) dried ginseng which is processed and dried via sunlight and steam machines. Drying is a two month process.  Dried ginseng can be stored up to 5 years. The Company has focused on selling dried ginseng as it is more profitable than selling fresh ginseng. The Company also started to store fresh ginseng for future juice manufacturing since 2008, and started to shift the business focus to production and sale of ginseng beverage and wine since August 2010.

When the Company sells ginseng, it receives orders prior to harvest.  For customers making large orders, 20% to 30% of the invoice is paid upon delivery as payment in advance.  The balance is billed after the customer incurs a lengthy inspection process which can take up to 60 days.  Until the customer finalizes its inspection and deems the shipment acceptable, the shipment is still the property of the Company.  Upon customer completion of inspection and approval, the sale is then recognized and the balance of the invoice price is sent to the Company. For smaller sales, the customers pick up the ginseng from the Company, pay in cash at time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon payment.

Commencing with the fourth quarter of 2010, the Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship product to the distributor and title will pass to the distributor.   In relation to the distributor for ginseng beverages, it is the Company’s policy commencing with the initiation of the distribution agreements to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  Since these agreements commenced in September 2010, the Company has no established history as to the quantity of the ginseng and wine which may be returned in order to determine if a reserve for returns and allowances is necessary.  The Company is currently working closely with the distributors to establish this history.  Currently, at each reporting period, the Company is ascertaining from each distributor its current on hand quantity and assessing the situation in order to establish a return allowance, if necessary.  As of June 30, 2011, the Company had ginseng juice sales to distributors which aggregated approximately $568,323, all sales to distributors were sold to end user customers.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When ginseng is shipped to a customer, the customer pays 20%-30% of the invoice and is entitled to an inspection process which could take up to 60 days.  Upon completion of the inspection and approval process, the customer pays the balance of the invoice and notifies the company, and a sale is recorded.  The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  Account balances are written off against the allowance if management determines the receivable is uncollectible.  The Company’s standard terms stipulate payment in 60 days and consider a receivable to be uncollectible after one appropriate collection efforts have been exhausted.

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

Going Concern

As indicated in the accompanying financial statements, the Company has accumulated deficits of $2,835,925 as of June 30, 2011 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact.

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update is effective for the Company beginning in the first quarter of fiscal 2013.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the year ended June 30, 2011 and 2010 respectively.

	For the Year Ended June 30,
			Change
	2011	2010	Amount	%
Revenues	$4,157,418	$736,651	$3,420,767	46	4%
Cost of Goods Sold	3,482,561	902,374	2,580,187	286%
Income(Loss)from Operations	(938,860)	(483,232)	(455,628)	94%
Net Income (Loss)	(1,108,333)	(648,727)	(459,606)	71%

Year ended June 30, 2011 compared to Year ended June 30, 2010

Revenue

Products		June 30, 2011 Revenue	% of total revenue	June 30, 2011 Revenue	% of total revenue	2011-2010 Variance of Quantity	2011-2010 Variance of Unit Price	2011-2010 Dollar Variance	% change
Ginseng (production)		$1,123,799	27.03%	$105,166	14%	104,492kg	$3.87	$1,018,,633	969%
Ginseng (purchase)		2,306,288	55.47%	274,796	37%	53,350	19.17	2,031,492	739%
Seeds and Seedlings		158,533	3.81%	298,100	41%	-38913	3.78	-139,567	-47%
Ginseng Beverage		568,323	13.67%	----		-	--	568,323	-----
Wine		475	0.02%	----		-		475	-----
Grape		-----		58,589	8%	-----		-58,589	-----
Total	$	,4,157,418	100%	$736,651	100%			$3,420,767	464%

Our total revenue increased from $736,651 for the year ended June 30, 2010 to $4,157,418 for the year ended June 30, 2011, an increase of $3,420,767 or 464% of the revenue for the year ended June 30, 2011. The increase was primary due to the sales of ginseng, ginseng juice and wine which had not occurred in the year ended June 30, 2010.

Our ginseng sales revenue from our ginseng production including our own farming production and ginseng purchased from the farmers who leased land from us.  For the year ended June 30, 2011 the sales of our ginseng production increased by $1,018,633 compared to the year ended June 30, 2010.  This was an increase of 969% over the previous year caused by increased quantity and the selling price.

	55% of 1,018,633, or 560,248 increase was caused by increased selling quantity based on market demand and our oxidized ginseng in calendar year 2010.
	45% of 1,018,633, or 458,385 increase was due to change on the market selling price of self-produce production.

In the beginning of fiscal year 2011, 90% of our own farmed ginseng was oxidized because of the excessive rain, compared with about 30% of our ginseng that usually becomes oxidized each year.  And we sold those oxidized ginseng to the market since it is unqualified raw material to make ginseng juice.

Although, we had 90% oxidized ginseng in fiscal year 2011,  we believe that should not have a significant impact on our ginseng beverage business due to the following reasons: 1) we started to store ginseng as raw material for ginseng beverage business since 2008 and we have just started to sell ginseng juice in the market. Therefore, the market share is small at the current time so currently we have enough ginseng for ginseng juice production to meet the market demand; 2) our average oxidized ginseng a year is usually  approximately 30%, while 90% oxidized ginseng in fiscal year 2011 is a rare event; and 3) in the next two to three years, if our ginseng beverage business has a rapid development and we do not have enough ginseng for ginseng juice production because of the oxidized ginseng, we still have the option to buy ginseng from other suppliers to meet the need of our production.

Part of our business is to purchase and resell ginseng based on orders we receive from our major customers. Our ginseng sales revenue from purchase and resale increased from $274,796 for the year ended June 30, 2010 to $2,306,288 for the year ended June 30, 2011, an increase of $2,031,492 or 739%. And this 739% increase over the previous year caused by increased quantity and the selling price.

•	27% of $2,031,492, or $548,503 increase was caused by increased selling quantity based on the order we received.

•	73% of $2,031,492, or $1,482,989 increase was due to change on the market selling price of purchased production.

The market demand and the selling price increase for ginseng sale in the year ended June 30, 2010 was primary due to 1) the Chinese government restricted the amount of land available for ginseng farming. Land under our company’s control was not affected by the government restrictions; 2) national inflation in ginseng raw material; and 3) increased exports of ginseng.

In addition, the price increase for the resale of purchased ginseng was higher than normal because the quality of the 2011 product was substantially higher than in 2010.

For the year ended June 30, 2011, about $568,323 or 13.67 % of our revenue was generated from our ginseng juice product. This was a result of our marketing effort to the previously unaddressed beverage market. We have signed 19 ginseng beverage distribution agreements and set up a sales branch office in Jiangsu province since September 2010 and with sales channels of our distributors we have started to generate revenue from our ginseng beverage business. Due to the fact that we just started sales of canned ginseng juice, the sales generated by Jilin Huamei was a small part of our revenue for the year ended June 30, 2011. However, we believe that there is a significant opportunity for our ginseng functional drink in China. Currently, there are no leading brands in the market; with our unique production technology of ginseng beverage and our focus on high-end consumers, we anticipate that around 70% of our revenue will come from sales of ginseng beverage in next five years. Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next two to three years because it depends on future market conditions.

The remaining $475 or 0.02% was a result of revenue generated from our wine production. This was the first time we received revenue from wine sales. We have signed 1 wine distribution agreement since November 2010 and we have started to generate revenue though it was a very small amount of revenue due to the fact that the market competition and we just started sales of our wine. We expected that around 10% of our revenue will come from our wine in next five years.

Nevertheless, there is no assurance that our wine sale will generate 10% of our revenues in the next two to three years because it depends on future market conditions.

Cost of Goods Sold

	June 30, 2011 Cost of good sold		% of total cost of goods sold	June 30, 2011 Cost of good sold	% of total cost of goods sold	2011-2010 Variance quantity	2011-2010 Variance Of Unit Price	2011-2010 Dollar Variance
Ginseng (production)		$1,136,846	32.64%	$108,791	12%	104,492kg	$2.68	$1,028,055
Ginseng (purchase)		1,900,216	54.56%	209,089	23%	63,605		1,691,172
Grape sale		-	-	58,589	7%	-		-58,589
Write down of ginseng corps to net realizable value		-	-	408,970	45%			-408,970
cost of inventory of ganzhi		-	-	116,935	13%			-116,935
Ginseng Beverage production		445,176	12.79%	-				445,176
wine production		323	0.01%	-				322
Total	$	,3,482,561	100%	$902,374	100%			$2,580,187

Our total cost of goods sold increased from $902,374 for the year ended June 30, 2010 to $3,482,561 for the year ended June 30, 2011, an increase of $2,580,187 or 286%.  The primary reason for the increase was:

1. The total cost of ginseng production increased from $ 108,791 for the year ended June 30, 2010 to $ 1,136,801 for the year ended June 30, 2011, resulting from an increase in the quantity of ginseng harvested and an increase in the unit price. In the beginning of fiscal year 2011, we had 90% oxidized ginseng so we had to harvest it and the unit price was increased in line.

•	66 % of $ 1,136,801 or $750,289 increase was caused by increased harvested ginseng;

•	34% of $1,136,801 or $ 386,512 increase was due to increased unit price;

2. Our cost of purchasing ginseng for resale in the year ended June 30, 2011 increased from $209,089 to $1,900,261 primarily because of increased quantity, quality and the price of ginseng we purchased from outside farmers. The increased purchase quantity was due to market demand and the future potential needs for ginseng beverage production. Since we had 90% oxidized ginseng in the beginning of fiscal 2011, we had to purchase fresh ginseng from outside farmer and reserve them as raw material for our ginseng beverage business. As mentioned above, the increased purchase price was due to Chinese government’s policy to restrict the amount of land available for ginseng farming and nationwide inflation in all raw materials.

•	18% of $1,900,261 or $342,047 increase was caused by increased purchased ginseng;

•	82 % of $1,900,261 or $1,558,214 increase was due to increased purchase price;

3. We have had a new cost of $445,176 in ginseng beverage production and cost of $323 in wine production for the year ended June 30, 2011 because we started to produce our ginseng juice in October 2010 and we produced our wine in April 2011.

Selling General and Administration Expenses

Selling, general and administrative expenses were increased from $280,175 for the year ended June 30, 2010 to $1,595,095 for the year ended June 30, 2011, an increase of $1,314,884 or 469%. The increase is mainly because of 1) the rise in general administrative expenses and marketing expenses for our new business, the ginseng juice and grape wine operations, such as retaining fee, business travel expense, utility expense, etc. In order to develop our new business and promote our new products, company representatives attended most national agriculture exhibitions and food exhibitions during the period and promoted our ginseng juice through various channels; 2) the increased salary paid to the workers who participate in the production of ginseng juice; and 3) the increased professional fee related to public filings for the year end June 30, 2011.

Depreciation and Amortization

Depreciation and amortization was $18,658 for the year ended June 30, 2011, compared to $37,334 for the year ended June 30, 2010, a decrease of $18,676 or 50%.  Of the total depreciation and amortization, $176,184 and $116,732 was capitalized to Inventory and Ginseng Crops for the years ended June 30, 2011 and 2010, respectively.

Interest Expense

Our Interest expense increased by $121,560, from $141,567 for the year ended June 30, 2010 to $263,127 for the year ended June 30, 2011, representing an 86% reduction.  Interest expense includes an amount for imputed interest relating to non-interest bearing loans to related parties aggregating $146,720 and $115,612 for the years ended June 30, 2011 and 2010, respectively. The change in imputed interest to related party loans and the interest paid to bank loans for the Jilin Ganzhi building is the primary reasons for the increase in interest expense.

Income Tax Expense

Income tax expense for the year ended June 30, 2011 is ($36,268), a decrease of $55,843 from $19,575 for the year ended June 30, 2010. This income tax expense relates to taxes payable in China by the Company’s subsidiary, Yanbian Huaxing and Jilin Huamei. The decrease in income tax expense is due to the operating losses from the company are available to offset the taxable income

Net Loss

The Net Loss for the year ended June 30, 2011 was $1,108,333; an increase of $459,606 compared to a net loss of $648,727 for the year ended June 30, 2010. The net loss is primarily due to the increase in operating expenses and administrative expenses. There also was an increase in the cost of producing ginseng and in purchasing ginseng for resale.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have historically financed our operation and capital expenditures through loans from related parties, including officers, directors and other shareholders of the Company and have raised capital through a Regulation S private placement as well. Our current activities are related to developing our new business strategy the sale of Ginseng juice and wine products.

As of June 30, 2011, we had working capital of $1,459,370, compared to a working capital deficit of $2,067,999 as of June 30, 2010.

As of June 30, 2011, there was no change in our loan payments compared with June 30, 2010 since the loans remained constant. As of June 30, 2011, we had outstanding loan of 2,000,000 RMB (about $309,043) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of 2,000,000 RMB (about USD $309,043) with an annual interest of 6.325%

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender. Nevertheless, we had a net loss of $1,108,333 for the year ended June 30, 2011. If we continue operation without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If we can not pay off the loan in the event Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, initiate an auction sale or take any other methods to liquidate the secured assets and receive the payment of outstanding principal and interests senior to any other party  out of the secured assets.  As the date of the filing, Tonghua Linyuan has 31 storage cans in total including 15 carbon-steel cans and 16 high-speed steel storage cans;  2  white-steel transport tanks, 1170 tons of grape juice. Therefore, if Ji’An Qinshi decides to revoke the oral agreement and call the loan, it will not lead to the close of operation and business of Tonghua Linyuan, however, it will cause extra costs for Tonghua to rent additional storage cans from third party.

On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and production facilities.  The Company obtained an 8 million RMB (about USD $1,236,170) bank loan from Meihekou City Rural Credit Union to pay the seller on November 8, 2010.

The principal terms of the 8 million RMB bank loan agreements are as follows:

	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);


Meihekou Credit Union granted a loan of 8 million RMB (about USD $ 1,236,170) to Jilin Ganzhi to be used to pay off its debt and the term of the loan is 23 months from September 10, 2010 to August 10, 2012.


The loan carries an annual floating rate equals to 90% of the which is benchmark interest rate on value date (upward) 90%, the benchmark interest rate changes with the adjustment of national bank rate, the sliding scale will not change, which is payable by 20th day of each month. The monthly interest rate of May 2011 is 9.65833 and we paid interest of 78,171.38 RMB (about USD $ 12,026) on May 20, 2011. Up to date, we have paid interest of  approximately $66,896 in total.


The payment shall be made in the order of loan expense, interest and principal. Ganzhi shall pay 1,600,000 RMB (about USD $250,000) principal on August 10, 2011 and the rest of principal of 6,400,000 RMB (about USD $986,170) on August 10, 2012.

We are current on the payment of interest of this loan.  The debt in 8 million RMB Meihekou Credit Union loan will not a have material impact on our liquidity and capital resources until such time as we are required to repay the principal.  However, as of the date of this report, the 1,600,00 RMB principal payment is in default, and the Company got an oral agreement from the bank to pay the total amount of the loan on August 10, 2012. In addition, there are no financial covenants in the Meihekou Credit Union agreement that place restrictions or limits on our ability to raise capital in the future.

As of June 30, 2011, and as of June 30, 2010, we had notes payables of approximately $830,570and $755,311 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders. The individuals loaned us funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

As of June 30, 2011 we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We started our ginseng beverage production in August 2010 and sales in October, 2010.  In the fiscal year ended June 30, 2011, we raised capital of $1,898,722 through a Regulation S private placement and we intend to continually raise capital through additional Regulation S private placements in the future to meet the capital requirement. Since June 30, 2011, the Company has raised an additional $50,175 in cash through a Regulation S private placement. Meanwhile, we are going to continue recruiting the distributors in different cities, the deposit from our distributors is our another capital resource for our beverage, wine business.

Discussion of Cash Flow

Cash flows results for the fiscal year ended June 30, 2011 and the fiscal year ended June 30, 2010 are summarized as following:

	June 30, 2011	June 30, 2010
Net cash (used in) operating activities	$(1,892,793)	$(442,247)
Net cash (used in) investing activities	(135,822)	(73,804)
Net cash provided by financial activities	1,894,783	671,270

Operating activities

Cash flows used in operating activities increased by 1,450,546 for the year ended June 30, 2011 compared to June 30, 2010. This change was primarily the result of an increase in net losses of $ 1,108,333, in addition to an increase in accounts receivable of $901,933, an increase in inventory of $336,044, an increase in prepaid expense of $799,520. These amounts were offset by an increase in receivable in advance of $114,976, a decrease in accounts payable of $73,565 and a decrease in crop inventory of $1,073,841. The increase in accounts receivable primary was due to increase in credit sales of ginseng held by Yanbian Huaxin.  The inventory increase was due to increase in grape juice for wine production and ginseng raw material for ginseng beverage production. Since the Company had a 90% oxidized self-produced ginseng which is unqualified for ginseng juice production and in order to ensure ginseng beverage business, the Company purchased raw material for recent ginseng beverage production and stored the excess for future production in case of adverse weather conditions; in the prior fiscal year, the grape harvested in Tonghua Lingyuan was sold to third parties. In the fiscal year ended June 30, 2011, the company stored grape juice for its wine production. An increase in prepaid expense was due to the Company increased advance to suppliers to maintain good relationship with them.

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

Investing activities

Cash flows used in investing activities amounted to $135,822for the year ended June 30, 2011, which consisted of a long-term investment of $ 23,643 ; a purchase of property and equipment of $112,179. In December 2010, the Company invested $23,643 (approximately 153,000 RMB) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company will account for this investment utilizing the equity method.  From July 2010 to June 2011, the Company spent $112,179 on purchasing computers, motor, squeezer, slicing machine, heating machine, boilers, and etc for business use.

 Cash flows used in investing activities increased was $73,804 for the year ended June 30, 2010.  On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and production facilities.  The Company paid 500,000 RMB (about USD $75,207) on June 24, 2010; obtained an 8 million RMB (about USD $1,203,312) bank loan from Meihekou City Rural Credit Union to pay the seller on November 8, 2010; and paid 100,000 RMB (about USD $15,041) in December, 2010.  The remaining balance 400,000 RMB (about USD $60,167) should be  paid off by end of June 2010 pursuant to the written contract, however, the Company have obtained oral consent from the seller to extend the due date to December 31, 2011. As of the date of this report, the final payment is in default and the seller has the right to repossess the property and obtain an amount equivalent to 6 months rental expense for using the premises.

Financing activities

Our cash flows provided by financing activities for the year ended June 30, 2011 was $1,894,783, which consist of proceeds from sale of common stock of $1,898,722, offset by proceeds from loans payable to farmers of $71,602 and payment on note payable-building purchase of $75,541.

Our cash flows provided by financing activities aggregated $671,270 for the year ended June 30, 2010.   During the period March 2010 to June 30, 2010, the Company raised $591,902 from a Regulation S Private Placement to Chinese citizens and during the year ended June 30, 2010 obtained additional farmer loans of $336,259 offset by loans payable to related parties.

Cash flows provided by financing activities increased by $1,223,513 or 182 % for the year ended June 30, 2011 compared to June 30, 2010.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Ginseng Holdings, Inc. and Subsidiaries
Changchun City, China

We have audited the accompanying consolidated balance sheets of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and accumulated comprehensive income (loss), and cash flows for each of the years in the two-year period ended June 30, 2011. China Ginseng Holdings, Inc. and Subsidiaries management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred an accumulated deficit of $2,835,925 since inception, and there are existing uncertain conditions the Company faces relative to its ability to obtain working capital and operate successfully.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note A.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
October 13, 2011

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010
CURRENT ASSETS
Cash	$69,094	$171,111
Accounts receivable- net of allowance for bad debts of $498,198 and $376,640 as of June 30, 2011 and 2010, respectively	947,986	45,245
Inventory	1,520,094	1,119,542
Ginseng crops, current portion	769,581	308,764
Due from related parties	176,897	23,475
Prepaid expenses	848,738	30,503
Total Current Assets	4,332,390	1,698,640
PROPERTY AND EQUIPMENT, net of Accumulated depreciation of $1,019,963 and $847,435 at June 30, 2011 and 2010, Respectively	2,585,833	2,563,317
OTHER ASSETS
Ginseng crops, non-current portion	2,160,697	3,527,967
Intangible assets-patents, net of accumulated amortization of $9,325 and $7,230 at June 30, 2011 and 2010, respectively	8,037	9,225
Receivable from farmers	449,334	157,665
Investment in unconsolidated subsidiaries	23,643	-
Deferred income tax asset	195,025	130,189
Total Assets	$9,754,959	$8,087,003

CURRENT LIABILITIES
Loan payable to financial institution	$309,043	$294,512
Note payable – building purchase	250,000	1,251,675
Notes payable – related parties	830,570	755,311
Accounts payable	776,813	887,945
Accrued expenses	345,279	350,652
Taxes payable	221,732	205,758
Payments received in advance	139,583	20,786
Total Current Liabilities	2,873,020	3,766,639
OTHER LIABILITIES
Note payable-building purchase, net of current	986,170	-
Payable to farmers	803,214	420,440
Total Liabilities	4,662,404	4,187,079
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 50,000,000
shares authorized; 44,196,597 and 36,776,047
shares issued and outstanding at June 30, 2011
and 2010, respectively	44,197	36,777
Additional paid-in capital	7,163,705	5,125,683
Accumulated deficit	(2,835,925)	(1,727,592)
Accumulated other comprehensive income	720,578	465,056
Total Stockholders’ Equity	5,092,555	3,899,924

Total Liabilities and Stockholders’ Equity	$9,754,959	$8,087,003

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2011	2010

REVENUE	$4,157,418	$736,651

COSTS AND EXPENSES
Cost of goods sold	3,482,561	902,374
Selling, general and administrative expenses	1,595,059	280,175
Depreciation and amortization	18,658	37,334
Total Costs and Expenses	5,096,278	1,219,883

LOSS FROM OPERATIONS	(938,860)	(483,232)

NON OPERATING (INCOME) EXPENSE
Interest expense	(263,127)	(141,567)
Gain on disposal of equipment	57,386	-
Other expenses	-	(4,353)
Total	(205,741)	(145,920)

LOSS BEFORE INCOME TAXES	(1,144,601)	(629,152)

PROVISION FOR INCOME TAXES	(36,268)	19,575

NET LOSS	$(1,108,333)	$(648,727)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	41,224,515	34,659,752
Diluted	41,224,515	34,659,752

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,108,333)	$(648,727)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization:
Charged to operations	18,658	37,334
Capitalized to inventory	176,184	116,732
Imputed interest	146,720	115,612
Gain on sale of assets	(57,386)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(901,933)	166,857
(Increase) decrease in inventory	(336,044)	38,824
(Increase) decrease in prepaid expense	(799,520)	(30,503)
(Increase) decrease in due from related parties	(150,977)	(10,601)
(Increase) decrease in amounts due from farmers	(281,085)	(52,555)
(Increase) decrease in Ginseng crops	1,073,841	-
(Increase) decrease in payable to farmers	353,076	140,147
(Increase) decrease in deferred income tax	(56,905)	(79,042)
Increase (decrease) in accounts payable	(73,565)	(559,836)
Increase (decrease) in taxes payable	5,476	93,704
Increase(decrease) in payments received in
Advance	114,976
Increase (decrease) in accrued expenses	(15,976)	229,807
Net cash provided by (used in) operating activities	(1,892,793)	(442,247)

Cash Flows from Investing Activities:
Investment in unconsolidated subsidiary	(23,643)
Purchase of property and equipment	(112,179)	(73,804)
Net cash provided by (used in)
investing activities	(135,822)	(73,804)

Cash Flows from Financing Activities:
Payment on note payable-building purchase	(75,541)
Sale of common stock	1,898,722	591,902
Proceeds from loans payable to farmers	-	336,259
Proceeds repayments from loans payable to related parties	71,602	(256,891)
Net cash provided by (used in)
financing activities	1,894,783	671,270

Effect of exchange rate on cash	31,815	5,665

Increase (decrease) in cash	(102,017)	160,884

Cash at beginning of period	171,111	10,227

Cash at end of period	$69,094	$171,111

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2011	2010

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$13,212	-
Income taxes		-
Non-cash disclosures
Property and equipment	-	$(1,251,675)
Note payable-building purchase	-	1,251,675
Refinancing of note payable-building purchase (current)	(1,208,660)	-
Refinancing of note payable-building purchase (long term)	1,208,660	-
Disposal of fixed assets-proceeds offset to:
Accounts payable	(60,433)	-
Fixed assets	60,433	-
Disposal of fixed assets-proceeds offset to:
Accounts receivable	(23,569)	-
Fixed assets	23,569	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND ACCUMULATED COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2009	34,397,297	$34,398	$4,420,548	$(1,078,865)	$452,125	$3,828,206

Issuance of private placement shares
for cash at $0.2488 per share	2,378,750	2,379	589,523	-	-	591,902
Imputed interest for related party loans			115,612	-	-	115,612
Net loss for the year
ended June 30, 2010	-	-	-	(648,727)	-	(648,727)
Translation adjustment	-	-	-	-	12,931	12,931
Total comprehensive income（loss）	-	-	-	-	-	(635,796)
Balance, June 30, 2010	36,776,047	$36,777	$5,125,683	$(1,727,592)	$465,056	$3,899,924

Issuance of private placement shares
for cash at $0.2488 to $0.2558 per share	7,420,550	7,420	1,891,302	-	-	1,898,722
Imputed interest for related party loans	-	-	146,720	-	-	146,720
Net loss for the year
ended June 30, 2011	-	-	-	(1,108,333)	-	(1,108,333)
Translation adjustment	-	-	-	-	255,522	255,552
Total comprehensive income（loss）	-	-	-	-	-	(852,411)
Balance, June 30, 2011	44,196,597	$44,197	$7,163,705	$(2,835,925)	$720,578	$5,092,555

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE A – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

China Ginseng Holdings, Inc. and Subsidiaries (the “Company”), was incorporated under the laws of Nevada on June 24, 2004.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”), which is located in China and, is in the business of farming, processing, distribution, and marketing of Asian Ginseng.  In 2010, the Company ceased marketing ginseng and is presently utilizing the harvest to produce a ginseng beverage. However, it continues to buy ginseng for the resale market.  On November 24, 2005, the Company acquired the remaining 45% of Yanbian Huaxing.

Yanbian Huaxing controls, through 20 year leases granted by the Chinese Government, approximately 1,500 hectors (3,705 acres) of land used to grow ginseng.  The Company had no operations prior to November 24, 2004. These leases expire through 2024.

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

Going Concern

As indicated in the accompanying financial statements, the Company had accumulated deficits of $2,835,925 as of June 30, 2011 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents as of June 30, 2011 and 2010.

Inventory

Inventory consists of fresh and dried ginseng as well as crushed grapes and is stated at the lower of cost or market value.  Cost is determined using the First-In, First-Out (FIFO) Method.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

Through the year ended June 30, 2010, the Company’s primary source of revenue was the sale of fresh and dried ginseng. In 2011, the Company is processing the ginseng and storing the stock for its juice production and is reserving its grown ginseng and harvest to produce a ginseng beverage.  Any grown ginseng not suitable for the beverage production will be sold.  The Company is also purchasing ginseng for resale business. The grape harvest for 2010 and 2009 has been crushed and the juice produced has been stored in storage tanks. Ginseng is planted in the Spring (March) and Fall (September) of each year and is generally harvested in September.  It usually takes 6 years for a ginseng root to mature, although, senior maturity can be 8 years.

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

When the Company sells ginseng, it receives orders prior to harvest.  For major customers, approximately 20% to 30% is paid upon delivery as payment in advance.  The balance is billed after the customer incurs a lengthy inspection process which can take up to 60 days.  Until the customer finalizes its inspection and deems the shipment acceptable, the shipment is still the property of the Company.  Upon customer completion of inspection and approval, the sale is then recognized and the balance of the invoice price is wired to the Company. For smaller sales, customers pick up the ginseng from the Company, pay in cash at time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon shipment/payment.

Commencing with the fourth quarter of 2010, the Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship the product to the distributor and title will pass to the distributor. In relation to distribution agreements for ginseng beverages, it is the Company’s policy, commencing with the initiation of the distribution agreements, to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  Since these agreements commenced in September 2010, the Company has no established history as to the quantity of the ginseng which may be returned in order to determine if a reserve for returns and allowances is necessary.  The Company is ascertaining from each distributor its’ current on hand quantity and assessing the situation in order to establish a return allowance, if necessary.  As of June 30, 2011, the Company concluded that all distribution sales had been sold to third parties.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When ginseng is shipped to a customer, the customer is entitled to an inspection process which could take up to 60 days.  Upon completion of the inspection and approval process, the customer notifies the company and a sale is recorded.  The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  Account balances are written off against the allowance if management determines the receivable is uncollectible.  The Company’s standard terms stipulate payment in 60 days and considers a receivable to be uncollectible after one year.  The allowance for doubtful accounts was $498,198 and $376,640 as of June 30, 2011 and June 30, 2010, respectively.

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

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the years ended June 30, 2011 and 2010, approximately $30,855 and $29,961, respectively, was amortized into inventory costs.

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

Stock Based Compensation

The Company accounts for stock issued for services in accordance with Topic ASC 718 Compensation-Stock Compensation (formerly SFAS No. 123R “Share Based Payments”).  Under this topic, the Black- Scholes pricing model is used to estimate the fair value of options and warrants issued.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based upon the fair value of the equity instruments issued.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact.

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update is effective for the Company beginning in the first quarter of fiscal 2013.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	June 30,
	2011	2010
Buildings and improvements	$1,535,533	$1,539,557
Vineyards	1,185,930	1,128,355
Machinery and equipment	788,006	657,766
Motor vehicles	37,190	24,555
Office equipment	59,137	60,519
	3,605,796	3,410,752
Less accumulated depreciation	1,019,963	847,435
	$2,585,833	$2,563,317

Total Depreciation was $192,747 and $152,424 for the years ended June 30, 2011 and 2010, respectively.   Depreciation is recorded in the financial statements as follows:

	Year Ended
	June 30,
	2011	2010
Depreciation Expense	$16,563	$35,692
Capitalized Inventory	164,917	116,690
Capitalized Ginseng Crops	11,267	42
	$192,747	$152,424

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

NOTE D –INVENTORY

Inventory is comprised of the following at:

	June 30,
	2011	2010
Fresh and dried harvested ginseng	$-	$13,290
Raw materials	1,355,747	1,064,359
Finished goods	116,321	-
Operating supplies	48,026	41,893
	$1,520,094	$1,119,542

At June 30, 2011 and 2010 there were no shipments of ginseng at customer locations awaiting inspection and approval that would be subject to invoicing.

NOTE E – GINSENG CROPS

The Company’s business, prior to June 30, 2009, was primarily to harvest and sell fresh and dried ginseng.  The growth period takes approximately 5 to 6 years before harvest can commence and up to 8 years for improved harvest and seedling yields.  The Company is changing its business model to utilize the harvested ginseng to manufacture ginseng juice and other ginseng beverages.  It commenced the juice operation in August 2010.  The Company plants selected areas each year and tracks the costs expended each year by planting area.  The Chinese government owns all the land in China.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE E – GINSENG CROPS (CONTINUED)

Currently, the Company has land grants from the Chinese government for approximately 1,500 hectors of land (approximately 3,705 acres) to grow ginseng which were awarded in April and May 2005. These grants are for 20 years and the management of the Company believes that the grants will be renewed as the grants expire in different areas.  However, there are no assurances that the Chinese government will continue to renew these grants in the future. The planting of new ginseng is dependent upon the Company’s cash flow and its ability to raise working capital.

During the past 5 years, the Company has planted approximately 520,000 square meters of land which represents approximately 3% of the total land grants.  The Company plans to plant over the next 5 years 100,000 square meters, representing approximately 20,000 square meters per year. In the succeeding five years, the Company plans to harvest approximately 413,000 square meters of ginseng.  The harvest plan by year is as follows: 2011- 109,000; 2012-77,000; 2013-90,000; 2016-70,000 and 2017-67,000.

An analysis of ginseng crop costs is as follows for each of the applicable periods. :

	June 30
	2011	2010
Beginning Crop Costs	$3,836,731	$3,842,812
Currency Conversion Adjustment to Beginning Balance	156,308	-
Capitalized Costs During Year:
Fertilizer	-	-
Utilities	1,325	-
Scaffolding	-	66,448
Field clearing and cultivation	10,041	48,061
Farmer lease fee net of management fee	(43,348)	512,488
Freight	-	-
Depreciation	11,267	42
Other	822	1,026
Total Capitalized Costs	(19,893)	628,065
Less:
Cost of crops harvested	(1,042,868)	(225,176)
Impairment adjustment	-	(408,970)
	(1,042,868)	(634,146)
Ending Crop Costs	2,930,278	3,836,731
Less: Current portion	769,581	308,764
Non-Current Portion of Crop Costs	$2,160,697	$3,527,967

The cost of harvest is calculated by reference to the planting area and the detailed costs maintained for each planting area.  Based upon the square meters planted by area, a square meter cost is calculated and applied to the square meters harvested, rendering a cost of harvest.

For each financial reporting period, the ginseng crop harvested is valued at net realizable value.  If the net realizable value is lower than carrying value, an impairment made for the difference.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE F – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest ginseng utilizing the Company’s land grants.  The farming contracts commenced in January 2008.  In connection with these agreements, the Company (1) leases sections of the ginseng land grants to the farmers at approximately $0.20 (1.5 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris.  These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of ginseng for each square meter that they manage.  The Company pays the farmers market price for their ginseng.  If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for ginseng purchased.  If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo.

The Company has recorded a receivable from the farmers for the rental income of the leased ginseng land grants of $449,334 and $157,665 at June 30, 2011 and 2010, respectively.  The Company has also recorded a long-term payable-farmers for the management fee due to the farmers.  The liability at June 30, 2011 and 2010 was $803,214 and $420,440, respectively.  The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

NOTE G - INTANGIBLE ASSETS

Intangible assets consist of the patent rights for ginseng drinks. The cost and related amortization are as follows:

	June 30,
	2011	2010
Cost	$17,362	$16,455
Less accumulated amortization	(9,325)	(7,230)
	$8,037	$9,225

Amortization expense was $2,095 and $1,642 for the years ended June 30, 2011 and 2010, respectively.

NOTE H – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment. The loan balance at, June 30, 2011 and 2010 is $309,043 and $294,512, respectively.

NOTE I – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities.  The purchase price was $1,325,479 (RMB 9,000,000).  On June 24, 2010, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2010, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan is due on August 10, 2012.  The interest rate is a floating rate adjusted upwards by 90%.  As of June 30, 2011, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. Of the remaining 500,000 RMB to be paid, 100,000 RMB was paid prior to June 30, 2011, and the balance of 400,000 RMB remains unpaid placing the original loan in default. The lender has orally agreed to extend the date of payment to December 31, 2011. The new loan requires 1,600,000 RMB (USD $250,000) to be paid on August 10, 2011 and 6,400,000 RMB (USD $986,170) on August 10, 2012.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE J - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of June 30, 2011 and June 30, 2010 funds borrowed to fund the current operations of the Company were $830,570 and $755,311, respectively.  In accordance with FASB ASC 835-30, the Company has inputted an interest charge of $146,720 and $115,612 which has been recorded in the financial statements for the years ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 and 2010, the Company had receivables from related parties aggregating $176,897 and $23,475. In 2011, the advances to company executives include approximately $137,000 to purchase machinery, equipments and raw materials. These balances were settled in July 2011and any excess funds were returned to the Company. In 2010, the advances are primarily for unsettled travel expenses.

NOTE K - STOCKHOLDERS’ EQUITY

The Company, through an informal private placement to Chinese national investors, sold 10,000,000 shares of its common stock at approximately $0.25 per share.  During the period April 1, 2010 to June 30, 2011, the Company sold 7,420,550 shares and received $1,898,722 in cash. During the period April 1, 2009 to June 30, 2010, the Company sold 2,378,750 shares and received $591,902 in cash.  The placement closed in July 2011.  As of this report date, the shares have not yet been issued but have been reflected in the accompanying financial statements as though they were issued.  See also Note R – Subsequent Events relating to additional sales of common stock.

NOTE L - WARRANT AGREEMENT

During the period August 2005 to October 2005, the Company issued 798,384 warrants in connection with a private placement.  The warrants vested immediately and were exercisable over a 5 year period which expired in October 2010. During the five year period, none of the warrants were exercised and all the warrants have expired.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

Deferred tax assets consist of the following at:

	June 30,
	2011	2010
Timing difference related to inventory provisions	$195,025	$130,189
Net operating losses	453,800	350,000
Valuation allowance	(453,800)	(350,000)
Deferred income tax asset	$195,025	$130,189

The deferred tax asset is the result of an inventory provision and related reserve of $788,825 (RMB 5,048,485. Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	June 30,
	2011	2010
China	$1,004,000	$949,600
United States	1,143,000	378,000
	$2,147,000	$1,327,600

The operating losses are available to offset future taxable income. The China net operating loss carryforwards can only be carried forward for five years and will commence expiring in the year 2013. The Company does not file a consolidated tax return in China. Therefore, the profitability of the individual Chinese companies will determine the utilization of the carryforward losses. The U.S. carryforward losses are available to offset future taxable income for the succeeding 20 years and commence expiring in the year 2027.

The components of income before taxes are as follows:

	For the Year Ended June 30,
	2011	2010
China	$(378,751)	$(507,680)
United States	(765,850)	(121,472)
	$(1,144,601)	$(629,152)

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE M – PROVISION FOR INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	For the Year Ended June 30,
	2011	2010
China	$(36,268)	$19,575)
United States	-	-
	$(36,268)	$19,575

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the years ended June 30, 2011 and 2010, respectively, are as follows:

	June 30,
	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	18.7	61.3
Earnings taxed at other than United States statutory rate	9.0	9.0
Effective tax rate	(3.0)%	39.6%

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

NOTE O – COMMITMENTS AND CONTINGENCIES

The Company has a three year employment contract with the Chief Executive Officer expiring on January 1, 2014 aggregating $8,782 per year.

The Company has a three year contract with the Chief Financial Officer expiring on January 1, 2014 aggregating $ 4,567 per year.

The Company has a three year employment contract with a staff accountant expiring on March 1, 2012 aggregating $3,162 per year.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE O – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has a three contract with the Chief Marketing Officer expiring on February 1, 2014 aggregating $17,564 per year.

The company has a one year employment contract with a bookkeeper expiring on May3 1, 2012 aggregating $ 3,384per year.

The company has a one year employment contract with an office employee expiring on March 1, 2012 aggregating $3,384 per year.

The company has a three year employment contract with an office employee expiring on December 1, 2011 aggregating $2,283 per year.

The company has a two year employment contract with an office employee expiring on November 1, 2012 aggregating $2,256 per year.

The Company has a three year employment contract with the President of the Company expiring on March 20, 2012 aggregating $17,564 per year.

The Company has a one year lease for its corporate offices in China aggregating $26,500 RMB per year (USD $4,140) expiring on February 10, 2011.  The Company is currently negotiating a new contract.

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectors of land (3,705 acres) to grow ginseng. These grants are for 20 years. There is no assurance that the Chinese government will continue to renew these grants in the future.  The annual lease fee approximates $93,000.

The Company has a 15 year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes.  The lease expires December 31, 2014. The annual lease fee is 187,500 RMB or approximately $29,600 per year to lease the acreage.  The land and buildings on the premises have a separate lease concurrent with the property lease. There is no lease fee associated with the lease.

In 2008, the Company entered into a 5 year lease to refrigerate and store fresh ginseng. The annual lease fee approximates $15,500 per year.

NOTE P – CONCENTRATIONS

In the year ended June 30, 2011, one customer accounted for 45% of revenues and another customer accounted for 13% of revenues.  No other customer accounted for more than 9% of revenues.

In the year ended June 30, 2010, one customer accounted for 23% of revenues and three other customers accounted for approximately 50% of revenues.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE Q – OPERATING SEGMENTS

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

Year ended June 30, 2011:

	Parent Company	Ginseng	Wine	Total
Revenues	-	$4,157,418	-	$4,157,418
Net income (loss)	$(765,850)	(288,130)	$(54,353)	(1,108,333)
Total Assets	119,164	7,258,853	2,376,942	9,754,959

Other significantitems:
Depreciation and amortization	731	17,927	-	18,658
Interest	45,840	173,575	43,712	263,127
Expenditures for assets	-	112,179	-	112,179

Year ended June 30, 2010
	Parent Company	Ginseng	Wine	Total
Revenues	$-	$678,062	$58,589	$736,651
Net income (loss)	(369,897)	(205,753)	(73,077)	(648,727)
Total Assets	146,604	5,783,064	2,157,335	8,087,003

Other significant items:
Depreciation and amortization	62	23,640	13,632	37,334
Interest	115,612	-	25,955	141,567
Expenditures for assets		1,325,479	-	1,325,479

NOTE R - SUBSEQUENT EVENTS

The Company had an informal private placement agreement whereby the Company sold 10,000,000 shares of its common stock at $0.25 per share. Since July 1, 2011, the Company has sold an additional 200,700 shares at $0.25 per share totaling $50,175 which was received in cash completing the private placement agreement on July 12, 2011.  The shares were sold pursuant to Regulation S of the Securities Act of 1933, as amended. Meihekou Credit Union and Jilin Ganzhi have orally agreed on August 10, 2011 that the due date of paying the 1,600,000 RmB principal payment be extended to August 10, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not changed, nor had any disagreements with our accountants regarding our accounting or financial disclosure in the last two fiscal years.

ITEM 9A.       CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s assessment of internal control over financial reporting

We do not expect that our controls and procedures will prevent all errors and all instances of fraud. Controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls and procedures are met. Further, the design of controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all controls and procedures, no evaluation of controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management is responsible for establishing and managing adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company’s operations and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of June 30, 2011. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of June 30, 2011. Management’s assessment identified the following material weaknesses:

•
As of June 30, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission;

•
As of June 30, 2011, there were insufficient written polities and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of June 30, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting related duties;
•	As of June 30, 2011, there was no independent audit committee.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. We plan to further address these issues once cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting.

(c)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2011 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2011. The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.

Name	Age	Position
Liu, Changzhen	56	Chairman of the Board and Chief Executive Officer
Zhang, Yindong	43	President
Ren, Ying	50	Chief Financial Officer
Cai, Xiaohua	32	Chief Marketing Officer
Zhang, Yuxiang	63	General Manager of Jilin Province Ganzhi Ginseng Products Co., Ltd.; Director
Sun, Hui	51	Director
Ouyang, Qing	43	Director
Song, Jiankun	47	Director

Liu, Changzhen joined us as Chairman of the Board and Chief Executive Officer upon our formation in June 2004.  Between 1995 and 2004, he was Chairman and General Manager of Ginseng Group in Jilin Province, China.  As a founder, Mr. Liu has a deep understanding of all aspects of our business and substantial experience of developing corporate strategy, assessing emerging industry trends.

Zhang, Yindong joined us as President in February 2009.  From December 2004 to January 2009, Mr. Zhang was Chief Operating Officer/Deputy General Manager of Germany Stabilus Co., Ltd, an auto parts manufacturing company.

Ren, Ying joined us as CFO in September 2005. From March 2001 to August 2005, Ms. Ren was CFO of Guofu Group Inc., a manufacturer and exporter of auto parts. In June 1980, Ms. Ren received a Bachelor Degree from Taxation (Revenue) College.

Cai, Xiaohua joined us as Chief Marketing Officer in February 2008.  From February 2004 to December 2005, Mr. Cai was Sales Director of AstraZeneca Pharmaceuticals.  From January 2006 to March 2007, Mr. Cai was Sales Manager of Shanghai Pharmaceutical Group.  From April 2007 to January 2008, Mr. Cai was Sales Manager of Gaitianly Pharmaceutical Corporation.  In 1965, Mr. Cai received an MBA fro Maastricht Management College in the Netherlands.

Zhang, Yuxiang   joined us as Director and General Manager of Jilin Ganzhi Ginseng Products Co., Ltd in September 2005.  From 2002 to 2005, Mr. Zhang was Chairman and General Manager of Jilin Ganzhi.   He contributes to the Board his knowledge of the company and a deep understanding of the Jilin Ganzhi aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations. Mr. Zhang received a Bachelor Degree from Jiling Agricultural University in China.

Sun, Hui joined us as Director and General Manager of Tonghua Linyuan Grape Planting Co., Ltd in March 2008. From June 1998 to March 2008, he was General Manager of Tonghua Linyuan.  He contributes to the Board his knowledge of the company and a deep understanding of the Tonghua Linyuan aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations. Mr Sun graduated from economic management department at Tonghua Normal University in China.

Ouyang, Qing joined us as Director in June 2004.  Since June 2005, Ms. Ouyang has been Chairman of the Board of Zhoanghui Daoming Investment and Management Co., Ltd.  From February 2002 to May 2005, she was director and deputy general manager at International Settlements Department of Head Office of CITIC Bank and International Finance Holding Investment Department of CITIC.  Ms. Ouyang has extensive experience in assets management and financial and investment affairs.

Song, Jiankun joined us as Director upon formation in November 2005.  From December 2007 to date, Mr. Song has been Chief Strategist at the China Ministry of Information Industry Research Institute.  From May 2005 to December 2007, Mr. Song was a Researcher at China Development Strategy Studies Center.  From September 2001 to April 2005, he was in the PhD program in Management at Beijing Jialtong University and received his degree in April 2005.  Mr. Song has substantial educational experience as well as experience in business strategy and research.

Family Relationships

There are no family relationships among our officers or directors.

Legal Matters

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any proceeding set forth in Item 401 of Regulation S-K.
Corporate Governance

Our Board of Directors has five directors and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. The Board has determined that the two members of the Board are independent.

Due to our lack of operations and size prior to the Share Exchange, we did not have an Audit Committee. Furthermore, we are currently quoted on the Pink Sheets under the symbol “CSNG” and the Pink Sheets does not have any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2011; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors maintains a structure with the Chief Executive Officer of the Company holding the position as Chairman of the Board of Directors.

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  The Board believes that there is no one best leadership structure model that is most effective in all circumstances and retains the authority to separate the position of Chairman and Chief Executive Officer in the future if such change is determined to be in our best interests and the best interests of our shareholders.

The Board of Directors utilizes a leadership structure that has the Chief Executive Officer (who is the Corporation’s principal executive officer and a director) who also acts in the capacity as Board Chairman, without a designated independent lead director. This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works more directly with those preparing the necessary board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure and, Mr. Liu’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interests of the shareholders.

The Company believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company), its corporate strategy and its focus on research and development. The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and, as needed, other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during the fiscal year ended June 30, 2011.

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest three fiscal years ended June 30,  2010 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	NonEquity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liu Changzhen,	2010	8,782							8,782
Chairman of the Board and CEO	2011	8,782							8,782

Zhang Yindong,	2010	13,173							13,173
President	2011	13,173							13,173

Ying Ren,	2010	4,566							4,566
CFO	2011	5,269							5,269

Cai Xiaohua,	2010	17,564							17,564
Chief Marketing Officer	2011	17,564							17,564

Narrative disclosure to summary compensation table

The following discloses key terms of employment contracts we maintain with the following individuals:

Liu, Changzhen

☐	Contract Period: January 1, 2011 to January 1, 2014
☐	Job Description: CEO
☐	Remuneration: approximately $731.85 a month

Zhang, Yindong

☐	Contract Period: March 20, 2009 to March 20, 2012
☐	Job Description: President
☐	Remuneration: approximately $1,463.70 a month

Ren, Ying

☐	Contract Period: January 1, 2011 to January 1, 2014
☐	Job Description: Chief Financial Officer
☐	Remuneration: approximately $438.11 a month; $5,269 a year

Cai, Xiaohua

☐	Contract Period: February 1, 2011 to February 1, 2014
☐	Job Description: Chief Marketing Officer
☐	Remuneration: approximately $1,463.70 a month

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of June 30, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Liu Changzhen, Chairman of the Board	0	0	0	0	0	0	0	0	0

Zhang Yindong, President	0	0	0	0	0	0	0	0	0

Ying Ren, CFO	0	0	0	0	0	0	0	0	0

Cai Xiaohua, Chief Marketing Officer	0	0	0	0	0	0	0	0	0

Board of Directors

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors. Our directors have not received any kind of compensation including cash, stock, options, non-equity incentive plan compensation, nonqualified deferred compensation earnings or other compensation for fiscal year  2011.

Compensation Policies and Practices as they Relate to Risk Management

We do currently believe that our compensation policies and practices do not encourage excessive or unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.  The design of our compensation policies and practices encourages our employees to remain focused on both our short- and long-term goals.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 13, 2011 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of October 13, 2011, we had 44,397,297 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 13, 2011.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 13, 2011 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Notwithstanding the foregoing, because the Series M Preferred Stock votes on as converted basis with the Common Stock, we have included the owners of such stock in this table.  Accordingly, we calculate beneficial ownership for purposes of this table as follows:

A + B
X + B

Where:
A = individual’s current holders of common stock
B = number of shares of common stock individual may own within 60 days
X= number of common stock currently outstanding, including the shares of common stock underlying the Series M Preferred Stock since such class votes on as converted basis with the common.

		Percentage
		of
	Number of	outstanding
	Shares of	shares of
	Common	Common
Name and Address of Beneficiary Owner	Stock	Stock

Liu Jing	2,220,839	5.00%
21 Minqing Street,
Daoli District,
Har’erbin, China

Wang Shuchun [1]	2,513,749	5.66%
No1, Building 6
Sun Village Century Living,
West 3 Blvd.
Kuancheng District
Changchun City, China

Wang Lianhua [1]	2,513,749	5.66%
No1, Building 6
Sun Village Century Living,
West 3 Blvd.
Kuancheng District
Changchun City, China

Ouyang, Qing	500,000	1.13%
19-5-402
Tiantongyuanxisanqu
Changping District
Beijing, China

Sun, Hui	150,000	.34%
4 Yuhuangwei
Longquan Street
Dongchang District
Tonghua, Jilin, China

Zhang, Yingdong	30,000	.07%
703 Dongfeng St,
Luyuan District,
Changchun City, Jilin

Zhang, Yuxiang	35,000	.08%
20-1-8 Yishou Rd
Meihekou, Jilin
China

Liu Changzhen	10,100,200[2]	22.75%
No 23-6 Hongqi Street,
Zhaoyang District,
Changchun City,
China

Ren Ying	0	0
Zhizhong Road,
Nanguan District,
Changchun City,
Jilin, China

Cai Xiaohua	50,000	0.11%
2605A Time Int’l Bldg
6 Shuguangxili
Zhaoyang Dist, Beijing
China

Song, Jiankun	550,000	1.24%
502, 3-1- Wenhuiyuan
Honglianancun
Haiding District
Beijing China

All officers and directors as a group [8 persons]	1,865,000	4.20%

This table is based upon information derived from our stock records. Applicable percentages are based upon 44,397,297 shares of common stock outstanding as of October 13, 2011.

[1] Owned 1,963,749 in the name of Lianhua Wang and 550,000 shares in the name of Shuchun Wang, husband and wife.

[2] Mr. Liu owns 550,000 shares of common stock from August 12, 2004; however, he also has voting power of 9,550,200 shares of common stock purchased by his relatives and friends in certain Regulation S Private Placements from 2002 to 2007. A list of shareholders owning the 9,550,200shares is filed herewith as Exhibit 10.27.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company had been financing its operations from loans from individuals, principally residents of China, most of whom are shareholders or immediate family members of shareholders.   These loans were recorded in the Company’s financial statement as related party loans. The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

Summary of Related Party Loans

As of June 30, 2011 and 2010, the Company had receivables from related parties aggregating $176,897 and $23,475. These balances relate to unsettled business and travel advances. The amounts advanced by individual are as follows:

Individual		June 30, 2011
Gao, Bo	(1)	$93,648
Liu, Yu	(2)	28,397
Wang,Huayu	(3)	29,274
Qiu,Xia	(4)	8,855
Chu, Mingkun	(5)	1,480
Liu, Juan	(6)	1,561
Cong, Jing	(7)	10,913
Others under $1,000		2,769
Total:	(8)	$176,897

Note:
(1) Mr. Gao is an employee of the Company shareholder; he is not related to any officer or director of the Company;
(2) Ms. Liu, Yu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(3) Mr. Wang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(4) Ms. Qiu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(5) Mr. Chu is an employee of the Company shareholder; he is not related to any officer or director of the Company;
(6) Ms. Liu, Juan is an employee of the Company shareholder; he is not related to any officer or director of the Company.
(7) Ms. Chong is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(8) The advances to company executives include approximately $137,000 to purchase machinery, equipments and raw materials. These balances were settled in July 2011and any excess funds were returned to the Company.

As of June 30, 2011, funds borrowed to fund the current operations of the Company were $880,570.

Individual		June 30, 2011
Liu, Changzheng	(1)	$207,515
Zhao, Zhigang	(2)	106,511
Sun, Hui	(3)	92,713
Qiu, Xia	(4)	75,050
Zhang, Yindong	(5)	44,490
Yang, Wen	(6)	30,904
Others	(7)	273,387
Total		$830,570

Note:
(1)	Mr.Liu is the CEO of the Company;
(2)	Mr. Zhao is an employee of the Company, he is not related to any officer or director of the Company;
(3)	Mr. Sun is a director of the Company;
(4)	Ms. Qiu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(5)	Mr.Zhang is the President of the Company;
(6)	Mr.Yang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(7)	Others are the parties set forth in the following table:

		June 30, 2011
Kong, Fanrong	(1)	$29,274
Liu, Yaqin	(2)	26,849
Liu, Changfu	(3)	12,610
Kong, Fanyi	(4)	25,221
Yin, Xiuyan	(5)	12,595
Hong, FanWing	(6)	12,362
Li, Haijing	(7)	7,246
Kong, Fanming	(8)	10,968
Liu, Na	(9)	9,271
Zhang, Jianzhou	(10)	6,271
Zhang,Yuxiang	(11)	25,260
Qiu, Ping	(12)	6,742
Liu, shuyan	(13)	31
Qiu, Yun	(14)	18,543
Li, Fuguang	(15)	22,869
Yang, Xiaohuai	(16)	7,726
Kong, Fancai	(17)	22,567
Chao, Chunde	(18)	1,545
Chin, Cai	(19)	1,545
Ying, Chengfu	(20)	1,545
Guan,Jinhai	(21)	7,726
Others under $1,000		4,621
Total:		$273,387

Note:
(1)	Ms. Kong, Fanrong is CEO’s wife;
(2)	Ms. Liu, Yaqin is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company CEO. She is a cousin of Mr. Liu, Changzheng, the CEO of the Company;
(3)	Mr. Liu, Changfu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company’
(4)	Mr. Kong, Fanyi is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. He is a brother in law of Mr. Liu, Changzheng, the CEO of the Company;
(5)	Mr. Yin, Xiuyan is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(6)	Ms. Hon, FanWing is a sister in law of Mr. Liu, Changzheng, the CEO of the Company;
(7)	Mr. Liu, Haijiang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(8)	Ms. Kong, Fanmin is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. She is a sister in law of Mr. Liu, Changzheng, the CEO of the Company;

(9)	Ms. Liu, Na is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. She is a nephew of Mr. Liu, Changzheng, the CEO of the Company;
(10)	Mr. Zhang, Jianzhou is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(11)	Mr. Zhang, Yuxiang is a director of the Company;
(12)	Ms. Qiu, Ping is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(13)	Ms. Liu, Shuyan is Ms. Qiu, Ping is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(14)	Mr. Qiu, Yun is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(15)	Mr. Li, Fuguang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(16)	Mr. Yang, Xiaohuai is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(17)	Mr. Kong, Fancai is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. He is a brother in law of Mr. Liu, Changzheng, the CEO of the Company;
(18)	Mr. Chao, Chunde is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(19)	Mr. Chin, Cai is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(20)	Mr. Ying, Chengfu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(21)	Mr. Guan, Fuhai is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company.

Director Independence

Our board of directors has determined that we have two board members that qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.  Ouyang, Qing and Song, Jiankun are our independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

 (1) AUDIT FEES

The aggregate fees billed for professional services rendered by Meyler & Company, LLC for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 were approximately 182,000.

 (2) AUDIT-RELATED FEES

NONE

 (3) TAX FEES

 NONE

 (4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

NONE

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a)	(1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(b)      EXHIBITS

Item 2

1.	Yanbian Huaxing Ginseng Industry Co. Ltd Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Form 10-12G filled on August 6, 2010)

2. 3.
Meihekou City Ginseng Company, Ltd. [now known as Jilin Ganzhi Ginseng Products Co. Ltd.] Acquisition Agreement (incorporated by reference to Exhibit 2.2 to our Form 10-12G filled on August 6, 2010)

Tonghua Linyuan Grape Planting Co. Acquisition Agreement (incorporated by reference to Exhibit 2.3 to our Form 10-12G filled on August 6, 2010)

Item 3

1	Articles of Incorporation of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 10-12G filled on August 6, 2010)

2	By-laws of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Form 10-12G filled on August 6, 2010)

Item 4

1	Form of common stock Certificate of the China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 4.1 to our Form 10-12G filled on August 6, 2010)

Item 10

1	Employment Agreement – Ren, Ying (Filed herewith)

2	Employment Agreement – Liu, Changzhen (Filed herewith)

3	Employment Agreement – Zhang (incorporated by reference to Exhibit 10.3 to our Form 10-12G filled on August 6, 2010)

4	Employment Agreement – Cai, Xiaohua (Filed herewith)

5	Form of Farmer Agreement (incorporated by reference to Exhibit 10.5 to our Form 10-12G filled on November 10, 2010)

6	Land Rental Agreement (incorporated by reference to Exhibit 10.6 to our Form 10-12G filled on August 6, 2010)

7	Ermu Forestry approval (incorporated by reference to Exhibit 10.7 to our Form 10-12G filled on August 6, 2010)

8	Drink formula for our ginseng beverages registered patent (incorporated by reference to Exhibit 10.8 to our Form 10-12G filled on August 6, 2010)

9	GMP Health Food Certificate for Jilin Ganzhi Beverage Company (incorporated by reference to Exhibit 10.9 to our Form 10-12G filled on August 6, 2010)

10	Ganzhi Ginseng Beverage approval No. SFDA G20090249 (incorporated by reference to Exhibit 10.10 to our Form 10-12G filled on August 6, 2010)

11	Ganzhi American Ginseng Beverage approval No. SFDA G20090208(incorporated by reference to Exhibit 10.11 to our Form 10-12G filled on August 6, 2010)

12
Certificate of Approval issued by the Chinese government certifying Yanbian Huaxing as a Foreign-Owned Enterprise(incorporated by reference to Exhibit 10.12 to our Form 10-12G/A filled on November 10, 2010)

13	Production Agreement with Jinyuanshan Winery (incorporated by reference to Exhibit 10.13 to our Form 10-12G/A filled on November 10, 2010)

14	Form of Ginseng Distribution Agreement (incorporated by reference to Exhibit 10.14 to our Form 10-12G/A filled on November 10, 2010)

15	Loan Agreement with Ji’An Qingshi Credit Cooperatives (incorporated by reference to Exhibit 10.15 to our Form 10-12G/A filled on November 10, 2010)

16	Purchase Contract for Juice Production Factory (incorporated by reference to Exhibit 10.16 to our Form 10-12G/A filled on November 10, 2010)

17	Terms of Verbal Agreement with Ji’An Qingshi Credit Cooperatives (incorporated by reference to Exhibit 10.17 to our Form 10-12G/A filled on March 14, 2011)

18	Description of Oral Amendment of Purchase Agreement(incorporated by reference to Exhibit 10.18 to our Form 10-12G/A filled on May 31, 2011)

19
Wine Distribution Agreement between and among Jilin Huamei and Beijing Huayang Shengbang Trading Ltd. dated as of November 16, 2010  (incorporated by reference to Exhibit 10.19 to our Form 10-12G/A filled on May 31, 2011)

20
Lease Agreement of Refrigerated Warehouse between and among Jilin Ganzhi and Meat Union Refrigerated Warehouse dated as of October 15, 2010 (incorporated by reference to Exhibit 10.20 to our Form 10-12G/A filled on May 31, 2011)

21	Loan Agreement with Meihekou City Rural Credit Union dated as of November 8, 2010. (incorporated by reference to Exhibit 10.21 to our Form 10-12G/A filled on May 31, 2011)

22	Certificate of Approval issued by the Chinese government certifying Jilin Ganzhi as a Foreign-Owned Enterprise (incorporated by reference to Exhibit 10.22 to our Form 10-12G/A filled on May 31, 2011)

23
Certificate of Approval issued by the Chinese government certifying Tonghua Linyuan as a Foreign-Owned Enterprise(incorporated by reference to Exhibit 10.23 to our Form 10-12G/A filled on May 31, 2011)

24	Certificate of Approval issued by the Chinese government certifying Jilin Huamei as a Foreign-Owned Enterprise (incorporated by reference to Exhibit 10.24 to our Form 10-12G/A filled on May 31, 2011)

25	Authorized Operation Contract for Jiangsu Province Branch Office between Jilin Huamei and Chi, Baoyan (Filed herewith)

26	Terms of Verbal Amendment Agreement with Meihekou City Rural Credit Union (Filed herewith)

27	Terms of Verbal Voting Agreement by and among Mr. Changzhen Liu and various shareholders (Filed herewith)

Item 21

1	Governing Documents - Jinlin Huamei Beverage Co. Ltd(incorporated by reference to Exhibit 21.1 to our Form 10-12G/A filled on May 31, 2011)

2	Governing Documents - Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) (incorporated by reference to Exhibit 21.2 to our Form 10-12G/A filled on May 31, 2011)

3	Governing Documents - Tonghua Linyuan Grape Planting Co. (incorporated by reference to Exhibit 21.3 to our Form 10-12G/A filled on May 31, 2011)

4	Governing Documents - Yanbian Huaxing Ginseng Industry Co. Limited (incorporated by reference to Exhibit 21.4 to our Form 10-12G/A filled on May 31, 2011)

Item 31

1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Item 32

1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GINSENG HOLIDNGS, INC.

By:	/s/ Liu, Changzhen
Liu, Changzhen CHAIRMAN AND CHIEF EXECUTIVE OFFICER

By:	/s/ Ren, Ying
Ren, Ying
CHIEF FINANCIAL OFFICER

By:	/s/Zhang, Yindong
Zhang, Yindong PRESIDENT

Date:   October 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934 this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 13, 2011	By:	/s/ Zhang, Yuxiang
Zhang, Yuxiang DIRECTOR

Date:	October 13, 2011	By:	/s/ Sun, Hui
Sun, Hui DIRECTOR

Date:	October 13, 2011	By:	/s/Ouyang, Qing
Ouyang, Qing DIRECTOR

Date:	October 13, 2011	By:	/s/ Song, Jiankun
Song, Jiankun DIRECTOR

Date:	October 13, 2011	By:	/s/ Liu, Changzhen
Liu, Changzhen DIRECTOR