Form 10-Q
period 2011-09-30
China Ginseng Holdings Inc
filed 2011-11-21
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

As of November 21, 2011 there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

i

PART I — FINANCIAL INFORMATION

ITEM 1.
Contents

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and June 30, 2011	F-2

Consolidated Statements of Operations and Comprehensive Loss for the
Three Months Ended September 30, 2011 and 2010 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended
September 30, 2011 and 2010 (Unaudited)	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
for the Three Months Ended September 30, 2011 and 2010 (Unaudited)	F-5

Notes to Consolidated Financial Statements (Unaudited)	F-6

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(Unaudited)

CURRENT ASSETS
Cash	$40,273	$69,094
Accounts receivable- net	803,407	947,986
Inventory	2,142,775	1,520,094
Ginseng crops, current portion	200,860	769,581
Due from related parties	22,345	176,897
Prepaid expenses	751,868	848,738
Total Current Assets	3,961,528	4,332,390

PROPERTY AND EQUIPMENT, net	2,645,726	2,585,833

OTHER ASSETS
Ginseng crops, non-current portion	2,227,810	2,160,697
Intangible assets-patents, net	6,354	8,037
Receivable from farmers	490,123	449,334
Investment in unconsolidated businesses	39,812	23,643
Deferred income tax asset	198,606	195,025

Total Assets	$9,569,959	$9,754,959

CURRENT LIABILITIES
Loan payable to financial institution	$314,718	$309,043
Note payable – building purchase	251,774	250,000
Notes payable – related parties	1,140,736	830,570
Accounts payable	660,786	776,813
Accrued expenses	244,049	345,278
Taxes payable	249,776	221,732
Payments received in advance	101,350	139,584
Total Current Liabilities	2,963,189	2,873,020
OTHER LIABILITIES
Note payable-building purchase, net of current	1,007,097	986,170
Payable to farmers	819,530	803,214
Total Liabilities	4,789,816	4,662,404
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 50,000,000
shares authorized; 44,397,297 and 44,196,597
shares issued and outstanding at September 30
and June 30, 2011, respectively	44,398	44,197
Additional paid-in capital	7,232,736	7,163,705
Accumulated deficit	(3,248,184)	(2,835,925)
Accumulated other comprehensive income	751,193	720,578
Total Stockholders’ Equity	4,780,143	5,092,555

Total Liabilities and Stockholders’ Equity	$9,569,959	$9,754,959

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2011	2010

REVENUES	$892,405	$53,298

COSTS AND EXPENSES
Cost of goods sold	723,466	45,259
Selling, general and administrative expenses	501,563	278,381
Depreciation and amortization	6,366	5,993
Total Costs and Expenses	1,231,395	329,633

LOSS FROM OPERATIONS	(338,990)	(276,335)

NON OPERATING EXPENSE
Interest expense	56,816	32,118
Net Other Expense	56,816	32,118

LOSS BEFORE INCOME TAXES	(395,806)	(308,453)

PROVISION FOR INCOME TAXES	16,453	-

NET LOSS	$(412,259)	$(308,453)

OTHER COMPREHENSIVE INCOME
Translation Adjustment	30,615	70,895

COMPREHENSIVE LOSS	$(381,644)	$(237,558)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	44,371,119	37,298,087
Diluted	44,371,119	37,298,087

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(412,259)	$(308,453)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization	61,731	30,845
Imputed interest	19,292	26,958
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	144,579	(26,181)
(Increase) decrease in inventory	(121,073)	(129,572)
(Increase) decrease in prepaid expense	96,870	(86,554)
(Increase) decrease in due from related parties	154,552	(14,695)
(Increase) decrease in amounts due from farmers	(40,789)	(12,501)
(Increase) decrease in deferred income tax	-	33,335
Increase (decrease) in accounts payable	(116,027)	(92,053)
Increase (decrease) in taxes payable	28,044	-
Increase (decrease) in payments received in advance	(38,234)	192,091
Increase (decrease) in accrued expenses	(101,229)	-
Net cash provided by (used in)
operating activities	(324,543)	(386,780)

Cash Flows from Investing Activities:
Investment in unconsolidated businesses	(15,736)	-
Purchase of property and equipment	(61,822)	-
Net cash provided by (used in)
investing activities	(77,558)	-

Cash Flows from Financing Activities:
Sale of common stock for cash	49,940	380,708
Proceeds from loans payable to farmers	16,316	-
Proceeds from loans payable to related parties	310,166	-
Net cash provided by (used in)
financing activities	376,422	380,708

Effect of exchange rate on cash	(3,142)	25,272

Increase (decrease) in cash	(28,821)	19,200

Cash at beginning of period	69,094	171,111

Cash at end of period	$40,273	$190,311

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES (CONTINUED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2011	2010
Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$5,160	-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information, refer to the financial statements and footnotes thereto included in the China Ginseng Holdings, Inc. Form 10-K for the year ended June 30, 2011.

Nature of Business

China Ginseng Holdings, Inc. and Subsidiaries (the “Company”), was incorporated under the laws of Nevada on June 24, 2004.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Ltd (“Yanbian Huaxing”), which is located in China and is in the business of farming, processing, distribution, and marketing of Asian Ginseng.  In 2010, the Company ceased marketing ginseng and is presently utilizing the harvest to produce a ginseng beverage. However, it continues to buy ginseng for the resale market.  On November 24, 2005, the Company acquired the remaining 45% of Yanbian Huaxing.

Yanbian Huaxing controls, through 20 year leases granted by the Chinese Government, approximately 1,500 hectors (3,705 acres) of land used to grow ginseng.  The Company had no operations prior to November 24, 2004. These leases expire through 2024.

On August 24, 2005, the Company acquired Jilin Ganzhi Ginseng Produce Co. Ltd (“Jilin Ganzhi”), whose principal business is the manufacture of ginseng drinks.

On October 19, 2005, the Company incorporated a new company, Jilin Huamei Beverage Co. Ltd (“Jilin Huamei”).  To date, Jilin Huamei has not had any significant operations.

On March 31, 2008, the Company acquired Tonghua Linyuan Grape Planting Co. Ltd (“Tonghua Linyuan”) whose principal activity is the growing, cultivation and harvesting of a grape vineyard. The Company plans to produce wine and grape juice, but to date has not commenced production. As of September 30, 2011, Tonghua Linyuan leased 750 acres of land on which the grapes were planted.

Consolidated Financial Statements

The financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Ltd, Jilin Huamei Beverage Co. Ltd, Jilin Ganzhi Ginseng Products Co. Ltd, and Tonghua Linyuan Grape Planting Co. Ltd.  All intercompany transactions have been eliminated in consolidation.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN (CONTINUED)

Going Concern

As indicated in the accompanying financial statements, the Company had an accumulated deficit of $3,248,184 as of September 30, 2011 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include attempts to raise capital through the equity markets to fund future operations and generate revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	September 30,	June 30,
	2011	2011
Buildings and improvements	$1,565,721	$1,535,533
Vineyards	1,205,769	1,185,930
Machinery and equipment	847,110	788,006
Motor vehicles	80,120	59,137
Office equipment	35,646	37,190
	3,734,366	3,605,796
Less accumulated depreciation	(1,088,640)	(1,019,963)
	$2,645,726	$2,585,833

Reference is made to Note H - Note Payable – Building Purchase.

Total Depreciation was $61,021 and $30,435 for the three months ended September 30, 2011 and 2010, respectively.  Depreciation is recorded in the financial statements as follows:

	Three Months Ended
	September 30,
	2011	2010
Depreciation Expense	$5,656	$5,583
Capitalized Inventory	22,780	20,520
Capitalized Ginseng Crops	32,585	4,332
	$61,021	$30,435

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

NOTE B - PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

NOTE C –INVENTORY

Inventory is comprised of the following at:

	September 30,	June 30,
	2011	2011
Fresh and dried harvested Ginseng	$485,303	$-
Raw materials	1,389,550	1,355,747
Finished goods	223,155	116,321
Operating supplies	44,767	48,026
	$2,142,775	$1,520,094

As of September 30, 2011 and June 30, 2011, there were no shipments of Ginseng at customer locations awaiting inspection and approval that would be subject to invoicing.

NOTE D – GINSENG CROPS

The Company’s business, prior to June 30, 2009, was primarily to harvest and sell fresh and dried ginseng.  The growth period takes approximately 6 years before harvest can commence and up to 8 years for improved harvest and seedling yields.  The Company is changing its business model to utilize the harvested ginseng to manufacture ginseng juice and other ginseng beverages.  It commenced the juice operation in August 2010.  The Company plants in selected areas each year and tracks the costs expended each year by planting area.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

NOTE D – GINSENG CROPS (CONTINUED)

An analysis of ginseng crop costs is as follows for each of the applicable periods:

	September 30,	June 30,
	2011	2011
Beginning Crop Costs	$2,930,278	$3,836,731
Currency Conversion Adjustment to Beginning Balance	-	156,308
Capitalized Costs During Year:
Fertilizer	-	-
Utilities	-	1,325
Scaffolding	-	-
Field clearing and cultivation	-	10,041
Farmer lease fee net of management fee	-	(43,348)
Labor	19,062	-
Freight	-	-
Depreciation	32,585	11,267
Other	117,946	822
Total Capitalized Costs	169,593	(19,893)
Less:
Cost of crops harvested	(671,201)	(1,042,868)
Impairment adjustment	-	-
	(671,201)	(1,042,868)
Ending Crop Costs	2,428,670	2,930,278
Less: Current Portion	200,860	769,581
Non-Current Portion of Crop Costs	$2,227,810	$2,160,697

The cost of harvest is calculated by reference to the planting area and the detailed costs maintained for each planting area.  Based upon the square meters planted by area, a square meter cost is calculated and applied to the square meters harvested, rendering a cost of harvest.

For each financial reporting period, the ginseng crop harvested is valued at net realizable value.  If the net realizable value is lower than carrying value, a write down is made for the difference. An upward adjustment is made when there is a recovery in the net realizable value not to exceed any previous write down.

NOTE E – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest ginseng utilizing the Company’s land grants. The farming contracts commenced in January 2008. In connection with these agreements, the Company (1) leases sections of the ginseng land grants to the farmers at approximately $0.20 (1.5 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year, and (4) the farmers are required to produce 2kg of ginseng for each square meter that they manage. The Company pays the farmers market price for their ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

NOTE E – AGREEMENTS WITH FARMERS (CONTINUED)

The Company has recorded a receivable from the farmers for the rental income of the leased ginseng land grants of $490,123 and $449,334 as of September 30 and June 30, 2011, respectively. The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability as of September 30 and June 30, 2011 was $819,530 and $803,214, respectively. The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

NOTE F – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for ginseng drinks. The cost and related amortization is as follows:

	September 30,	June 30,
	2011	2011
Cost	$17,680	$17,362
Less accumulated amortization	(11,326)	(9,325)
	$6,354	$8,037

Amortization expense was $710 and $708 for the three months ended September 30, 2011 and 2010, respectively.

NOTE G – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Ltd, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. After defaulting on the loan, in March 2008, the lender verbally agreed that no principal or interest need be paid until the Company is generating profits. Interest on the loan was paid through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment.  The loan balance as of September 30 and June 30, 2011 is $314,718 and $309,043, respectively.

NOTE H – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities.  The purchase price was $1,325,479 (RMB 9,000,000).  On June 24, 2010, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2010, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan is due on August 10, 2012.  The interest rate is a floating rate adjusted upwards by 90%.  As of September 30 and June 30, 2011, the Central Bank Rate was 5.34% and 6.31%, respectively. Applying the adjustment factor yields a rate of  10.153% and 11.989%, respectively.  The loan is secured by the building. Of the remaining 500,000 RMB to be paid, 100,000 RMB was paid prior to June 30, 2011, and the balance of 400,000 RMB remains unpaid placing the original loan in default. The lender has orally agreed to extend the date of payment to December 31, 2011. The new loan requires 1,600,000 RMB (USD $250,000) to be paid on August 10, 2011 and 6,400,000 RMB (USD $1,008,870) on August 10, 2012.  The Company did not pay the 1,600,000 RMB payment due on August 10, 2011 and the lender has orally agreed to extend the due date of this payment to August 10, 2012.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

NOTE I - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of September 30, 2011 and June 30 2011 funds borrowed to fund the current operations of the Company were $1,140,736 and $830,570, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $19,292 and $26,958 which has been recorded in the financial statements for the three months ended September 30, 2011 and 2010, respectively.

As of September 30 and June 30, 2011, the Company had receivables from related parties aggregating $22,345 and $176,897, respectively. In 2011, the advances to company executives include approximately $137,000 to purchase machinery, equipments and raw materials. These balances were settled in July 2011 and any excess funds were returned to the Company. In 2010, the advances are primarily for unsettled travel expenses.

NOTE J - STOCKHOLDERS’ EQUITY

The Company, through an informal private placement to Chinese national investors, sold 10,000,000 shares of its common stock at approximately $0.25 per share.  From April 1, 2010 through June 30, 2011, the Company sold 9,799,300 shares for aggregate gross proceeds of $2,490,624.  During the three months ended September 30, 2011, the Company sold an additional 200,700 shares pursuant to the private placement for an additional $49,940 in gross proceeds. The placement closed in July 2011, but the 10,000,000 shares were not issued until November 2011.

NOTE K – PROVISION FOR INCOME TAXES

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

Deferred tax assets consist of the following at:

	September 30,	June 30,
	2011	2011
Timing difference related to inventory provisions	$198,606	$195,025
Net operating losses	645,000	453,800
Valuation allowance	(645,000)	(453,800)
Deferred tax asset	$198,606	$195,025

The deferred tax asset is the result of an inventory provision and related reserve of $788,825 (RMB 5,048,485). Under Chinese tax law, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded offset by a deferred tax asset representing a timing difference.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

NOTE K – PROVISION FOR INCOME TAXES (CONTINUED)

The Company has a net operating loss carry forward as follows:

	September 30,	June 30,
	2011	2011
International (China)	$1,300,000	$1,004,000
United States	1,280,000	1,143,000
	$2,580,000	$2,147,000

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

The components of loss before taxes are as follows:

	For the Three Months Ended September 30,
	2011	2010
International (China)	$(258,847)	$(239,487)
United States	(136,959)	(68,966)
	$(395,806)	$(308,453)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the three months ended September 30, 2011 and 2010, respectively, are as follows:

	For the Three Months Ended September 30,
	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Earnings taxed at other than US statutory rate	-	-
Effective tax rate	-%	-%

NOTE L – INVESTMENT IN UNCONSOLIDATED BUSINESSES

In December 2010, the Company invested $23,102 (153,000 RMB) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the equity method.

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”).  The purpose of Jilin Jiliang is to provide investment and project consultation.  Under the agreement, the Company is required to invest a total of 500,000 RMB ($78,679) for a 10% interest in Jilin Jiliang by September 25, 2012.  In September 2011, the Company invested 100,000 RMB ($15,736).  As of the date of this Report, the Company has not yet invested the remaining 400,000 RMB ($62,943).  The Company will account for its investment in Jilin Jiliang using the equity method.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

NOTE M – CONCENTRATIONS

In the three months ended September 30, 2011, two customers accounted for 91% of revenues.

In the three months ended September 30, 2010, one customer accounted for 100% of revenues.

NOTE N – COMMITMENTS AND CONTINGENCIES

The Company has a three-year employment contract with the Chief Executive Officer expiring on January 1, 2014 aggregating $8,782 per year.

The Company has a three-year contract with the Chief Financial Officer expiring on January 1, 2014 aggregating $ 4,567 per year.

The Company has a three-year employment contract with a staff accountant expiring on March 1, 2012 aggregating $3,162 per year.

The Company has a three-contract with the Chief Marketing Officer expiring on February 1, 2014 aggregating $17,564 per year.

The company has a one-year employment contract with a bookkeeper expiring on May 31, 2012 aggregating $ 3,384 per year.

The company has a one-year employment contract with an office employee expiring on March 1, 2012 aggregating $3,384 per year.

The company has a three-year employment contract with an office employee expiring on December 1, 2011 aggregating $2,283 per year.

The company has a two-year employment contract with an office employee expiring on November 1, 2012 aggregating $2,256 per year.

The Company has a three-year employment contract with the President of the Company expiring on March 20, 2012 aggregating $17,564 per year.

The Company has a one-year lease for its corporate offices in China aggregating $26,500 RMB per year (USD $4,140) expiring on February 10, 2011. The Company is currently negotiating a new contract.

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectors of land (3,705 acres) to grow ginseng. These grants are for 20 years. There is no assurance that the Chinese government will continue to renew these grants in the future. The annual lease fee approximates $93,000.

The Company has a 15-year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes. The lease expires December 31, 2014. The annual lease fee is 187,500 RMB or approximately $29,600 per year to lease the acreage. The land and buildings on the premises have a separate lease concurrent with the property lease. There is no lease fee associated with the lease.

In 2008, the Company entered into a 5-year lease to refrigerate and store fresh ginseng. The annual lease fee approximates $15,500 per year.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

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

Three months ended September 30, 2011:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$892,405	$-	$892,405
Net loss	(136,959)	(270,635)	(4,665)	(412,259)
Total assets	179,081	6,970,507	2,420,371	9,569,959

Other significant items:
Depreciation and amortization	227	5,920	219	6,366
Interest expense	15,342	40,304	1,170	56,816
Expenditures for fixed assets	-	61,822	-	61,822

Three months ended September 30, 2010:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$53,298	$-	$53,298
Net loss	(239,487)	(63,698)	(5,268)	(308,453)
Total assets	224,058	6,002,143	2,198,998	8,425,199

Other significant items:
Depreciation and amortization	126	5,765	100	5,991
Interest expense	26,958	-	5,160	32,118
Expenditures for fixed assets	-	-	-	-

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the periods ended September 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.  In March 2008, we acquired Tonghua Linyuan Grape Planting Co., Ltd. to plant wild mountain grapes. Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice production and wine production.

Since we shifted the focus of our business into the ginseng beverage business and the wine business, we have started to store our raw material and sell very limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in 2009 and 2010. In addition, our new business is in the initial stages, we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. We have recurring operating losses and our auditors have raised substantial doubt about our ability to continue as a going concern. As of September 30, 2011, the cash balance on hand for the Company was $40,273.

In order to meet the challenge, we are taking the following actions:

–	We raised capital to support our operation through a Regulation S private placement; and
–	We are recruiting distributors for ginseng beverage and wine products and we intend to recruit one general distributor for ginseng juice and one for wine in every city in which we sell our products.

Although, we have generated only limited revenues from our ginseng beverage and wine businesses, we believe there is future potential to do so because (i) the China ginseng market is recovering now, (ii) the demand and the price is in the uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control was not affected by the government restrictions), and (iii)  as of the date this filing, we have already entered into binding agreements with 19  distributors to distribute our  beverage in different cities.

As the impact of the shift in the focus of our business away from the ginseng business and into the ginseng beverage business and the wine business is uncertain and the shift represents a material change in our business, our past revenues and other financial results will not provide a meaningful basis for future performance and there is no guarantee that we will be able to attain profitability in the foreseeable future.

Our Subsidiaries:

Our business in China is currently conducted through four wholly owned subsidiaries located in Northeast China, the current operational status of each of these businesses as of the date of this filing is as follows:

Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”) – Ginseng farming and sales

●
On September 8, 2003, we and Jilin Dunhua Huaxing Ginseng Industry Co, Ltd. (“Dunhua Huaxing”, a PRC company) jointly and legally established Yanbian Huaxing as a joint venture company, in which we held 25% equity interest and Dunhua Huaxing held 75% equity interest. We received a certificate of approval issued by the competent local approval authority on September 8, 2003 and a business license issued by the competent local registration authority on September 16, 2003. On November 24, 2004, we and Dunhua Huaxing adjusted the registered capital of Yanbian Huaxing and our respective shareholding percentage in Yanbian Huaxing, and then we held 55% equity interest in Yanbian Huaxing. Subsequently in August, 2005, we acquired the remaining 45% equity interest from Dunhua Huaxing at a purchase of $164,000, and then we hold 100% equity interest in Yanbian Huaxing and changed Yanbian Huaxing from a joint venture into a wholly foreign owned enterprise (“WFOE”). The purchase prices were determined based upon the registered capital of Yanbian Huaxing of $364,000. In October 2005, we increased the registered capital of Yanbian Huaxing by putting in an additional $250,000 in order to meet the requirement for foreign owned enterprises for tax purposes. Now the registered capital of Yanbian Huaxing is $614,000. We applied with the relevant PRC approval and registration authorities for each of the aforesaid changes and have obtained all applicable approvals and registrations for such changes, including a certificate of approval issued by the local approval authority and a renewed business license issued by the local registration authority certifying Yanbian Huaxing as a WFOE lawfully owned by us. Yanbian Huaxing is operated to plant ginseng and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing. With the shift of business focus to canned ginseng juice, we anticipate a decrease of revenue of direct sales of ginseng while most of the ginseng produced by Yanbian Huaxing has been and will continue to be used as raw material for canned ginseng juice.

Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) - Producing Canned Ginseng Juice.

●	On May 31, 2006, we acquired 100% equity interest in Jilin Ganzhi at a price of $95,691. We received a certificate of approval issued by the competent local approval authority on May 31, 2006 and a business license issued by the competent local registration authority on June 19, 2006. Subsequently on September 26, 2007 and August 31, 2008 we increased Jilin Ganzhi’s registered capital by $50,000 and $20,000 respectively. Now the registered capital of Jilin Ganzhi is $100,000. We applied with the relevant PRC approval and registration authorities for each of the aforesaid capital increases and have obtained all applicable approvals and registrations for such changes, including a renewed certificate of approval issued by the local approval authority and a renewed business license issued by the local registration authority certifying Jilin Ganzhi as a WFOE lawfully owned by us. Jilin Ganzhi is operated to process ginseng and produce canned ginseng juice. Jilin Ganzhi started production of canned ginseng juice in the three months ended December 31, 2010. However, since sales of canned ginseng juice are conducted through Jilin Huamei, Jilin Ganzhi has not and will not generate any revenue.

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) – Growing grapes and producing wine

●	On January 15, 2008, we acquired 100% equity interest in Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000. The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua Linyuan at the time of acquisition which was approximately $1,332,248. We received a certificate of approval issued by the competent local approval authority on January 15, 2008 and a business license issued by the competent local registration authority on April 1, 2008 certifying Tonghua Linyuan as a WFOE lawfully owned by us. Now the registered capital of Tonghua Linyuan is RMB10,330,000. Tonghua Linyuan is operated to plant grapes and produce wine. Other than one sale of grapes made by Tonghua Linyuan in 2010, Tonghua Linyuan reserved all the grapes planted for wine production. In addition, Tonghua Linyuan has contracted for the production of wine with a winery producer whereby Tonghua Linyuan provides the producer with grape juice and supplies and the producer charges a processing fee per bottle. Tonghua Linyuan started wine production through a winery producer in March 2011 and sales of wine have been conducted through Jilin Huamei beginning in April 2011.

Jilin Huamei Beverage Co. Ltd (“Jilin Huamei”) - Marketing of our canned ginseng juice and wine

●
We incorporated Jilin Huamei as a WFOE on October 17, 2005. We received a certificate of approval issued by the competent local approval authority on October 17, 2005 and a business license issued by the competent local registration authority on October 19, 2005 certifying Jilin Huamei as a WFOE lawfully owned by us. The registered capital of Jilin Huamei is $200,000.  Jilin Huamei operates as a sales department for our canned ginseng juice and wine, which are produced by our other subsidiaries. We plan to recruit one general distributor for our canned ginseng juice and one general distributor for our wine in each big city in China through Jilin Huamei. As of the date of this filing, Jilin Huamei has signed 19 general distributors for our ginseng beverage and one general distributor for our wine, as well as established one sales branch office in Jiangsu Province. We commenced sales of ginseng beverage in October 2010 and Jilin Huamei started generating revenue in November 2010.

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

Ginseng's growing cycle is from April to September, six months a year.  Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in autumn. The seeds can be sowed in September or next spring. It takes 10 days to germinate and the growing cycle for seedling is 10 days. For every hectare cultivated, we can harvest approximately 18 to 20 kg ginseng. As of September 30, 2011, the planting area for ginseng is 111 acres, and the planting area for grapes is 750 acres.

Since August 2010, we have gradually shifted our business focus from direct sales of ginseng and ginseng byproducts to production and sales of canned ginseng juice and wine.

Through Jilin Ganzhi, we are producing two types of canned ginseng juice:

•	Ganzhi Asian Ginseng Beverage

•	Ganzhi American Ginseng Beverage

In addition to canned ginseng juice, we have added wine production to our business focus.  We have already grown and crushed the grapes from our vineyards and reserved the juices.  We started wine production through a winery producer in March 2011 and sales in April 2011. We contracted for the production of the wine.

We plan to produce and sell two kinds of wine:

•	Bingqing Ice Wine

•	Pearl in the Snow (Red)

New Focus of Our Business

Canned Ginseng Juice

Currently, there are about 10 kinds of ginseng drinks on the market; all of them are imported from Korea.  The price range for those products is 4 –30 RMB per can (about USD $0.60-$ 4.51).

The most important component of ginseng is ginsenoside. Based upon reading our competitors’ product labels, all of their ginseng drinks are blended after extracting ginsenosides through chemical methods. The extraction for ginsenosides will cause damage to its nutritional components. Our technology is different from the traditional method used by our competitors.  We squeeze out the natural juice from fresh ginseng, use that as our main ingredient and then add in natural extracts like xylitol, citric acid and steviosides as subsidiary ingredients. We have farming technicians periodically inspect farmers to ensure they follow our growing guidelines to control the quality of the fresh ginseng.  We use low residue pesticide and biodegradable fertilizer for ginseng planting. We also use xylitol, which does not cause a sour taste, instead of sugar to lower the calorie content of our drinks.

Squeezing is not commonly used in canned ginseng juice because it requires fresh ginseng, the preservation of which is very difficult. However, our drink formula uses refrigerated ginseng and therefore we are able to preserve its freshness and nutrition in our final products  The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance.

To produce canned ginseng juice, we store our fresh ginseng in refrigerated warehouse space. We are currently renting a refrigerated warehouse (-20 C degree) to store all fresh ginseng inventory necessary for production of the ginseng beverages.   Monthly rent for refrigerated warehouse is RMB 4,500 (about USD $676.86). We commenced production in August 2010 and sales in October 2010. However, as we are in the initial stage of the ginseng beverage business, we cannot assure the demands for our ginseng beverage will be high enough to make our business profitable in the short term and there is no guarantee that we will be able to generate the revenue from ginseng beverage business.

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

Grape growing cycle is from April to September, six months a year. For grapes, every acre can produce 1500 kg grapes annually and we have planting area for grapes of approximately 750 acres as of September 30, 2011.

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

Distribution

We intend to recruit one general distributor for our products of ginseng beverage and wine in every city in China.  The city level distributor can recruit the second level distributors.  In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sale branch offices to facilitate the local sales. Our direct sales will target customers of high end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists attractions, airport and high speed trains, etc.

We started negotiating distribution and sales agreements with potential general distributors. Currently, we have signed 19 general distributors for our ginseng beverage and 1 general distributor for our wine, as well as established one sales branch office in Jiangsu Province.

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

Starting from the fourth quarter of 2010, the Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship product to the distributor and title will pass to the distributor.   In relation to the distributor for ginseng beverages, it is the Company’s policy to allow distributors to return all unsold products at the end of six months from the shipment date should the product not be sold so long as the product has not exceeded the expiration date.  Since these agreements commenced in September 2010, the Company has no established history as to the quantity of the ginseng and wine which may be returned in order to determine if a reserve for returns and allowances is necessary.  The Company is currently working closely with the distributors to establish this history.  Currently, at each reporting period, the Company is ascertaining from each distributor its current on hand quantity and assessing the situation in order to establish a return allowance, if necessary.  As of September 30, 2011, the Company had ginseng juice sales to distributors which aggregated approximately $52,511, all sales to distributors were sold to end user customers.

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

Going Concern

As indicated in the accompanying financial statements, the Company has accumulated deficits of $3,248,184 as of September 30, 2011 and there are existing uncertain conditions that the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months ended September 30, 2011 and 2010 respectively.

	For the Three Months Ended September 30, 2011
			Change
	2011	2010	Amount
Revenues	$892,405	$53,298	$839,107	1574%
Cost of Goods Sold	723,466	45,259	678,207	1499%
Income(Loss)from Operations	-338,990	-276,335	-62,655	23%
Net Income (Loss)	-412,259	-308,453	-103,806	34%

Revenue

	September	September	2011-2010	2011-2010	2011-2010
	30, 2011	30, 2010	Variance of	Variance	Dollar
	Revenue	Revenue	Quantity	of	Variance
				Unit Price
Ginseng (production)	-	$9,937	-	-	$(9,937)
Ginseng (purchase)	$838,618	43,361	13,317kg	$35.88	795,257
Ginseng Beverage	52,511	-	-	-	52,511
Wine	1,276	-	-	-	1,276
Total	$892,405	$53,298			$839,107

Our total revenue increased from $53,298 for the three months ended September 30, 2010, to $892,405 for the three months ended September 30, 2011, an increase of $830,107 or 1574%. The increase in revenues was primarily due to the contribution of revenues from:

1.
Purchasing and reselling ginseng based on orders we receive from our major customers:  Our ginseng sales revenue from purchase and resale increased from $43,361 for the three months ended September 30, 2010 to $838,618 for the three months ended September 30, 2011, an increase of $795,257 or 1834%. These sales were supported by increased market demand and market price. For the three months ended September 30, 2011, the quantity of ginseng orders we received from the customers increased by 13,317kg compared to the order we received during the three months ended September 30, 2010; the market price increased by $35.88/kg compared to the same period time in 2010. The policy of the Chinese government restricted the amount of land available for ginseng farming (land under our company’s control was not subject to the change in government restrictions). Jilin Provincial Government in the nationwide promotion of ginseng resulted in the market demand and ginseng prices going higher in this quarter in 2011.

2.
Ginseng beverage sales:  For the three months ended September 30, 2011, about $52,511 or 6% of our revenue was generated from our ginseng juice product. This was a result of our marketing effort to the previously unaddressed beverage market. We have signed 19 distribution agreements since August, 2010; established 1 office branch in Jiangshu province and with their sales channels we have started to generate revenue from our ginseng beverage business. Since we just started sales of canned ginseng juice in December 31, 2010, the sales generated by Jilin Huamei was still a small part of our revenue for the three months ended September 30, 2011. However, we believe that there is a significant opportunity for functional drink in China and there are currently no leading brands in the market. With our unique production technology of ginseng beverage and our focus on high-end consumer, we anticipate that around 70% of our revenue will come from sales of ginseng beverage in next 3-5 years. Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next 3-5 years.

3.
Wine sales:  For the three months ended September 30, 2011, about $1,276 or 1% of our revenue was generated from our wine product. This was a result of our marketing effort to the previously unaddressed beverage market. We have signed 1 distribution agreement since November, 2010 and with their sales channels we have started to generate revenue from our wine business since April 2011. Since we just started sales of wine in April 2011, the sales of wine was a very small part of our revenue for the three months ended September 30, 2011. However, we believe that there is a significant opportunity for wine business in China because Chinese wine culture has a long history. Furthermore, our vineyard is located in Changbai Mountain, Jilin Province, which is the largest grape growing area in Asia and is adequate and suitable land for growing grapes. The climate in Changbai Mountain is ideal for growing grapes because of the significant temperature difference during day and night. It contributes to the accumulation of polyphenols and Flavonoids in grapes improving the taste and quality of the wine. Therefore we anticipate that around 20% of our revenue will come from sales of wine in next 3-5 years. Nevertheless, there is no assurance that our sales of wine will generate 20% of our revenues in the next 3-5 years.

Cost of Goods Sold

	09/30/2011	% of total cost of goods sold	9/30/2010	% of total cost of goods sold	Variance of Quantity	Variance of price	Dollar Variance
Ginseng (Farming)	$-		$7,210	16%	-	-	$-7,210
Ginseng Purchase for Resale	682,798	93%	$38,049	84%	6,498kg	$37.16	644,749
Ginseng beverage	39,499	6%	-	-	-	-	39,499
Wine	1,169	1%	-			-	1,169
Total	$723,466	100%	$45,259	100%			$678,207

Our total cost of goods sold increased from $45,259 for the three months ended September 30, 2010 to $723,466 for the three months ended September 30, 2011, an increase of $678,207 or 1499%. The primary reason for the increase was an increase in the cost of purchasing ginseng for resale. In addition, the company had a cost of $39,499 for ginseng juice production and a cost of $1,169 for wine production. There was no cost for ginseng juice production and wine production for the three months ended September 30, 2010 since there were no ginseng juice or wine sales during this period.

Our cost of purchasing ginseng for resale increased substantially from $38,049 in the first three months ended 30, 2010 to $682,798 in the three months ended September 30, 2011 primarily because 1) the quality of the ginseng we purchased increased; 2) the quantity of the ginseng we purchased increased. During the three months ended September 30, 2011, the total purchased ginseng increased by $6,498kg compared to the three months ended September 30, 2010; and 3) purchased price increased due to the nationwide inflation and the  policy of the Chinese government restricted the amount of land available for ginseng farming (land under our company’s control was not subject to the change in government restrictions).

Selling General and Administration Expenses

Sales costs, general expenses and administrative expenses increased significantly from $278,381 for the three months ended September 30, 2010 to $ 501,563 for the three months ended September 30, 2011, an increase of $223,182 or 80%.  The increase is mainly from 1) the rise in general administrative expenses and marketing expenses for our new business – the ginseng juice and grape wine operation,  such as  maintenance fee, business travel expense, utility expense, etc. In order to develop our new business and promote our new products, company representatives attended most national agriculture exhibitions and food exhibitions during the period and promoted our ginseng juice through various channels; and 2) the increased salary paid to the workers who participate in the production of ginseng juice and wine.

Depreciation and Amortization

Depreciation and amortization was $6,366 for the three months ended September 30, 2011, compared to $5,993 for the three months ended September 30, 2010, an increase of $373 or 6%.  The increase was primarily due to the additional depreciation on property acquired subsequent to September 30, 2010.

Interest Expense

Our Interest expense increased by $24,698 from $32,118 for the three months ended September 30, 2010 to $56,816 for the three months ended September 30, 2011, representing a 77 % increase.  The change in imputed interest to related party loans and the interest paid to bank loans for the Jilin Ganzhi building are the primary reasons for the increase in interest expense.

Income Tax Expense

Income tax expense for the quarter ended September 30, 2011 was $16,453 and there was no income tax occurring in the three months ended September 30, 2010. This income tax expense relates to taxes payable in China by the Company’s subsidiaries, Yanbian Huaxing and Jilin Huamei.

Net Loss

The net loss for the three months ended September 30, 2011 was $412,259; an increase of $ 103,806 or 34% compared to a net loss of $308,453 for the three months ended September 30, 2010. The net loss is primarily due to the increase in operating expenses and administrative expenses. There also was an increase in the cost of purchasing ginseng for resale and in the cost of ginseng juice, wine production.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on September 30, 2011 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $30,615 and $70,895 for the three months ended September 30, 2011 and 2010, respectively.  The assets  and liabilities  amounts with the exception of equity  for the three months ended September 30, 2011 were translated at 6.3549  RMB to 1.00 USD as compared to 6.7909 RMB to 1.00 USD for the three months ended September 30, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended September 30, 2011 and 2010 were 6.4179 RMB and 6.8272 RMB, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have historically financed our operations and capital expenditures through loans from related parties, including officers, directors and other shareholders of the Company and have also raised capital through a private placement pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended. Our current activities are related to developing our new business strategy, the sale of ginseng juice and wine products.

As of September 30, 2011, we had working capital of $998,339, compared to working capital of $1,459,370 as of June 30, 2011.

As of September 30, 2011, there was no change in our loan payments compared with the three months ended September 30, 2010 since the loans remained constant. As of September 30, 2011, we had outstanding loan of 2,000,000 RMB (about $309,043) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of 2,000,000 RMB (about USD $309,043) with an annual interest of 6.325%

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice.

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender. Nevertheless, we had a net loss of $1,108,333 for the year ended June 30, 2011. If we continue operation without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If we can not pay off the loan in the event Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, initiate an auction sale or take any other methods to liquidate the secured assets and receive the payment of outstanding principal and interests senior to any other party out of the secured assets.  As of the date of this filing, Tonghua Linyuan has 31 storage cans in total including 15 carbon-steel cans and 16 high-speed steel storage cans;  2  white-steel transport tanks, 1170 tons of grape juice. Therefore, if Ji’An Qinshi decides to revoke the oral agreement and call the loan, it will not lead to the close of operation and business of Tonghua Linyuan; however, it will cause extra costs for Tonghua Linyuan to rent additional storage cans from third parties.

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

We are current on the payment of interest of this loan.  The debt of 8 million RMB to Meihekou Credit Union will not a have material impact on our liquidity and capital resources until such time as we are required to repay the principal.  However, as of the date of this report, the 1, 600,000 RMB principal payment is in default, and we received an oral agreement from the bank that allows us to pay the total amount of the loan on August 10, 2012. In addition, there are no financial covenants in the Meihekou Credit Union agreement that place restrictions or limits on our ability to raise capital in the future.

For the three months ended September 30, 2011, and 2010, we had notes payables of approximately $1,140,736 and $830,570 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders. The individuals loaned us funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

As of September 30, 2011 we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We started our ginseng beverage production in August 2010 and sales in October 2010.  For the three months ended September 30, 2011, we raised capital of $49,940 through a Regulation S private placement Meanwhile, we continue to recruit distributors in different cities; the deposit from our distributors is our another capital resource for our ginseng beverage and wine business.

Discussion of Cash Flow

Cash flows results for the three months ended September 30, 2011 and the three months ended September 30, 2010 are summarized as follows:

	September 30, 2011	September 30, 2010
Net cash provided by(used in) operating activities	$(324,543)	$(386,780)
Net cash (used in) investing activities	(77,558)		-
Net cash provided by financial activities	376,422	380,708

Operating activities

Cash flow used in operating activities from operating activities decreased by $62,237 for the three months ended September 30, 2011 compared to the same period of 2010. This change was primarily the result of an increase in net losses of $412,259, in addition to an increase in inventory of $121,073, a decrease in accrued expenses of $101,229, a decrease in due from related parties of $154,552, a decrease in accounts payable of $116,027, a decrease in accounts receivable of $144,579, a decrease in prepaid expense of $96,870 and an increase in payments received in advance of $38,234.

The inventory increase was due to the stocking of more raw materials to avoid the potential raw material shortage and price increase in the near future. A decrease in accrued expenses was because of the payment of amounts due as of June 30, 2011.  The decrease in due from related parties was because of advanced expenses for our beverage business which were incurred in the three months ended September 30, 2011.  A decrease in our accounts payable was because we paid accounts payable with the cash generated from our sales and financial activities.

The decrease in accounts receivable is a result of our successfully collecting money from our credit sales during the three months ended September 30, 2011.  The decrease payment received in advance is primary due to the sale of ginseng to our distributors who previously paid.

Investing activities

Cash flows used in investing activities amounted to $77,558 for the three months ended September 30, 2011, which consisted of a long-term investment of $15,736 and a purchase of equipment of $61,822. During the three months ended September 30, 2011, Jilin Ganzhi spent $47,716(310,000 RMB) purchasing a Liquid nitrogen machine and Water storage tank for business operation use. Yanbian Huaxing spent $3,775 (24,500 RMB) to purchase a tractor for ginseng farming business and Jilin Huamei spent $8,163 (52,980 RMB) purchasing office supplies, such as computers, printers; office tables; desks, bookcases, chairs and sofa.   On September 25, 2011, the Company invested $15,736 (100,000 RMB) in Jilin Province Jiliang Beverage Investments Co. Ltd. (“Jilin Jiliang”). This investment represented a 10% interest in Jilin Jiliang. Jilin Jiliang is an investment management company.  The Company will account for this investment utilizing the equity method. (The agreement regarding the investment by Jilin Huamei in Jilin Jiliang is filed herewith as Exhibit 10.1.)

No cash was used in investing activities for the three months ended September 30, 2010.

Financing activities

Cash flows provided by financing activities for the three months ended September 30, 2011 was $376,422, primarily proceeds from sale of common stock of $49,940; proceeds from loans payable to farmers of $16,316 and proceeds from loans payable to related parties of $310,166.

Our cash flows provided by financing activities aggregated $380,708 for the three months ended September 30, 2010.   During the period from June 30, 2010 to September 30, 2010, the Company raised $380,708 from a Regulation S Private Placement to Chinese Nationals to support our working capital needs and during the three months ended September 30, 2010.

Commitments and Contingencies

The Company has employment contracts with key individuals including the President of the Company.  The total commitment per year was approximately $49,027 in fiscal year 2011 and $36,200 in fiscal year 2010.

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectares of land (3,705 acres) to grow ginseng. These grants are for twenty years and are set to expire in 2025. These grants can be renewed, although there is no assurance that the Chinese government will renew them in the future.

The Company is obligated to pay back a loan of $292,492 to Ji’An Qingshi Credit Cooperatives (the debt carried from Tonghua Linyuan), secured by all assets of Tonghua Linyuan until the loan is repaid. The loan was due for repayment on February 4, 2003.  The Company is currently in default on the loan, but the lender has verbally agreed not to call the loan. We intend to pay off the loan when the ginseng beverage production and wine production business generate sufficient profit.

The Company is required to invest an additional 400,000 RMB ($62,943) in Jilin Jiliang pursuant to the related governing agreement.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were ineffective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of June 30, 2011. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of June 30, 2011 due to the existence of the following material weaknesses:

–
As of June 30, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission;

–
As of June 30, 2011, there were insufficient written polities and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

–	As of June 30, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting related duties;

–	As of June 30, 2011, there was no independent audit committee.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting, we plan to improve our internal controls and procedures by hiring an experienced controller and building an internal accounting team with sufficient in-house expertise in US GAAP reporting.

(c)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

During the period ending September 30, 2011, we sold 341,190 shares at $0.2488 per share, pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S with regard to issuances to non-U.S. citizens or residents.

(b)                 Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description
10.1	Investment and Cooperation Agreement by and among Jilin Huamei and three companies to establish Jilin Province Jiliang Beverage Investment Management Co. Ltd, dated September 25, 2011 (Filed herewith)

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

China Ginseng Holdings, Inc.,

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	November 21, 2011	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	November 21, 2011
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	November 21, 2011