Form 10-Q
period 2011-12-31
China Ginseng Holdings Inc
filed 2012-02-08
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☐

As of February 8, 2012 there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Contents

Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and June 30, 2011	F-2

Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended December 31, 2011 and 2010 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2011 and 2010 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-6

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(Unaudited)

CURRENT ASSETS
Cash	$63,110	$69,094
Accounts receivable- net	1,715,297	947,986
Inventory	1,956,031	1,520,094
Ginseng crops, current portion	203,411	769,581
Due from related parties	53,045	176,897
Prepaid expenses	494,440	848,738
Total Current Assets	4,485,334	4,332,390

PROPERTY AND EQUIPMENT, net	2,617,755	2,585,833

OTHER ASSETS
Ginseng crops, non-current portion	2,256,102	2,160,697
Intangible assets-patents, net	4,432	8,037
Receivable from farmers	535,265	449,334
Investment in unconsolidated subsidiaries	40,154	23,643
Deferred income tax asset	200,308	195,025

Total Assets	$10,139,350	$9,754,959

CURRENT LIABILITIES
Loan payable to financial institution	$317,415	$309,043
Note payable – building purchase	1,269,660	250,000
Notes payable – related parties	1,411,132	830,570
Accounts payable	1,020,115	776,813
Accrued expenses	315,973	345,278
Taxes payable	255,115	221,732
Payments received in advance	268,013	139,584
Total Current Liabilities	4,857,423	2,873,020
OTHER LIABILITIES
Note payable-building purchase, net of current portion	-	986,170
Payable to farmers	837,586	803,214
Total Liabilities	5,695,009	4,662,404
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 50,000,000
shares authorized; 44,397,297 and 44,196,597
shares issued and outstanding at December 31,
and June 30, 2011, respectively	44,398	44,197
Additional paid-in capital	7,285,352	7,163,705
Accumulated deficit	(3,670,127)	(2,835,925)
Accumulated other comprehensive income	784,718	720,578
Total Stockholders’ Equity	4,444,341	5,092,555

Total Liabilities and Stockholders’ Equity	$10,139,350	$9,754,959

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

REVENUES	$1,352,050	$919,877	$2,244,455	$973,175

COSTS AND EXPENSES
Cost of goods sold	1,031,186	819,222	1,754,652	864,481
Selling, general and administrative expenses	625,253	224,172	1,126,816	502,553
Depreciation and amortization	24,166	4,620	30,532	10,613
Total Costs and Expenses	1,680,605	1,048,014	2,912,000	1,377,647

LOSS FROM OPERATIONS	(328,555)	(128,137)	(667,545)	(404,472)

NON OPERATING EXPENSE
Interest expense	91,128	44,641	147,944	76,759
Net Other Expense	91,128	44,641	147,944	76,759

LOSS BEFORE INCOME TAXES	(419,683)	(172,778)	(815,489)	(481,231)

PROVISION FOR INCOME TAXES	2,260	16,138	18,713	16,138

NET LOSS	$(421,943)	$(188,916)	$(834,202)	$(497,369)

OTHER COMPREHENSIVE INCOME
Translation Adjustment	33,788	54,340	64,403	125,235

COMPREHENSIVE LOSS	$(388,155)	$(134,576)	$(769,799)	$(372,134)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	44,397,297	42,515,237	44,384,208	41,337,249
Diluted	44,397,297	42,515,237	44,384,208	41,337,249

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(834,202)	$(497,369)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization	114,996	102,473
Imputed interest	71,908	51,820
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(767,311)	(526,450)
(Increase) decrease in inventory	34,828	(99,160)
(Increase) decrease in prepaid expense	354,298	(1,369,662)
(Increase) decrease in due from related parties	123,852	(39,255)
(Increase) decrease in amounts due from farmers	(85,931)	(21,196)
Increase (decrease) in accounts payable	243,302	(229,855)
Increase (decrease) in taxes payable	33,383	18,599
Increase (decrease) in receivables in advance	128,429	710,698
Increase (decrease) in accrued expenses	(29,305)	80,845
Net cash provided by (used in)
operating activities	(611,753)	(1,818,512)

Cash Flows from Investing Activities:
Investment in unconsolidated subsidiary	(15,871)	(23,102)
Purchase of property and equipment	(64,292)	(4,839)
Net cash provided by (used in)
investing activities	(80,163)	(27,941)

Cash Flows from Financing Activities:
Sale of common stock for cash	49,940	1,819,872
Proceeds from loans payable to farmers	34,372	56,524
Proceeds from loans payable to related parties	580,562	29,781
Repayments of loans payable to related parties	-	(193,433)
Repayments of notes payable- building	-	(16,000)
Net cash provided by (used in)
financing activities	664,874	1,696,744

Effect of exchange rate on cash	21,058	112,937

Increase (decrease) in cash	(5,984)	(36,772)

Cash at beginning of period	69,094	171,111

Cash at end of period	$63,110	$134,339

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	December 31,
	2011	2010
Supplemental Disclosure of Cash Flow
Information:

Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information, refer to the financial statements and footnotes thereto included in the China Ginseng Holdings, Inc. Form 10K for the year ended June 30, 2011.

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

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity is the growing, cultivation and harvesting of a grape vineyard. Tonghua Linyuan started wine production through a wine producer in March 2011, but has had only minimal sales to date. As of December 31, 2011, Tonghua Linyuan leased 750 acres of land on which the grapes were planted.

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
DECEMBER 31, 2011 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN (CONTINUED)

Going Concern

As indicated in the accompanying financial statements, the Company had an accumulated deficit of $3,670,127 as of December 31, 2011 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	December 31,	June 30,
	2011	2011
Buildings and improvements	$1,579,139	$1,535,533
Vineyards	1,216,103	1,185,930
Machinery and equipment	855,719	788,006
Motor vehicles	80,807	59,137
Office equipment	35,909	37,190
	3,767,677	3,605,796
Less accumulated depreciation	(1,149,922)	(1,019,963)
	$2,617,755	$2,585,833

Total Depreciation was $111,220 and $101,159 for the six months ended December 31, 2011 and 2010, respectively.  Depreciation is recorded in the financial statements as follows:

	Six Months Ended
	December 31,
	2011	2010
Depreciation Expense	$26,756	$9,299
Capitalized Inventory	45,831	74,252
Capitalized Ginseng Crops	38,633	17,608
	$111,220	$101,159

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED)

NOTE B - PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

NOTE C –INVENTORY

Inventory is comprised of the following at:

	December 31,	June 30,
	2011	2011
Fresh and dried harvested Ginseng	$120,694	$-
Raw materials	1,451,360	1,355,747
Finished goods	334,774	116,321
Operating supplies	49,203	48,026
	$1,956,031	$1,520,094

At December 31, 2011 and June 30, 2011, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED)

NOTE D – GINSENG CROPS (CONTINUED)

An analysis of ginseng crop costs is as follows for each of the applicable periods:

	December 31,	June 30,
	2011	2011
Beginning Crop Costs	$2,930,278	$3,836,731
Currency Conversion Adjustment to Beginning Balance	-	156,308
Capitalized Costs During Year:
Utilities	-	1,325
Field clearing and cultivation	-	10,041
Farmer lease fee net of management fee	(63,695)	(43,348)
Labor	54,133	-
Depreciation	38,633	11,267
Other	117,946	822
Total Capitalized Costs	147,017	(19,893)
Less:
Cost of crops harvested	(821,193)	(1,042,868)
	(821,193)	(1,042,868)

Ending Crop Costs	2,256,102	2,930,278
Less: Current Portion	203,411	769,581
Non-Current Portion of Crop Costs	$2,052,691	$2,160,697

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

The Company has recorded a receivable from the farmers for the rental income of the leased ginseng land grants of $535,265 and $449,334 at December 31, and June 30, 2011, respectively. The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability at December

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED)

NOTE E – AGREEMENTS WITH FARMERS (CONTINUED)

31, and June 30, 2011 was $837,586 and $803,214, respectively. The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

NOTE F – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization is as follows:

	December 31,	June 30,
	2011	2011
Cost	$17,832	$17,362
Less accumulated amortization	(13,400)	(9,325)
	$4,432	$8,037

Amortization expense was $3,776 and $1,314 for the six months ended December 31, 2011 and 2010, respectively.

NOTE G – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment.  The loan balance at December 31, and June 30, 2011 is $317,415 and $309,043, respectively.

NOTE H – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities.  The purchase price was $1,325,479 (RMB 9,000,000).  On June 24, 2010, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2010, the Company paid 8,000,000 RMB through the proceeds of a loan with Meihekou  City Rural Credit Union. The loan is due on August 10, 2012.  The interest rate is a floating rate adjusted upwards by 90%.  As of December 31 and June 30, 2011, the Central Bank Rate was 6.56% and 6.31%, respectively. Applying the adjustment factor yields a rate of 12.464% and 11.989%, respectively.  The loan is secured by the building. Of the remaining 500,000 RMB to be paid, 100,000 RMB was paid prior to June 30, 2011, and the balance of 400,000 RMB remains unpaid placing the original loan in default. The lender has orally agreed to extend the date of payment to December 31, 2011. The new loan requires 1,600,000 RMB (USD $250,000) to be paid on August 10, 2011 and 6,400,000 RMB (USD $1,008,870) on August 10, 2012.  The Company did not pay the 1,600,000 RMB payment due on August 10, 2011 and the the lender has orally agreed to extend the due date of this payment to August 10, 2012.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED)

NOTE I – RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of December 31, 2011 and June 30 2011 funds borrowed to fund the current operations of the Company were $1,411,132 and $830,570, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $71,908 and $51,820 which has been recorded in the financial statements for the six months ended December 31, 2011 and 2010, respectively.

As of December 31, and June 30, 2011, the Company had receivables from related parties aggregating $53,045 and $176,897, respectively. In 2011, the advances to company executives include approximately $137,000 to purchase machinery, equipments and raw materials. These balances were settled in July 2011 and any excess funds were returned to the Company. In 2010, the advances are primarily for unsettled travel expenses.

  NOTE J –STOCKHOLDERS’ EQUITY

The Company, through an informal private placement to Chinese national investors, sold 10,000,000 shares of its common stock at approximately $0.25 per share.  From April 1, 2010 through June 30, 2011, the Company sold 9,799,300 shares for aggregate gross proceeds of $2,490,624.  In July of 2011, the Company sold an additional 200,700 shares pursuant to the private placement for an additional $49,940 in gross proceeds. The placement closed in July 2011, but the 10,000,000 shares were not issued until November 2011.

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

Deferred tax assets consist of the following at:

	December 31,	June 30,
	2011	2011
Timing difference related to inventory provisions	$200,308	$195,025
Net operating losses	740,500	453,800
Valuation allowance	(740,500)	(453,800)
Deferred tax asset	$200,308	$195,025

The deferred tax asset is the result of an inventory provision and related reserve of $788,825 (RMB 5,048,485). Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED)

NOTE K – PROVISION FOR INCOME TAXES (CONTINUED)

The Company has a net operating loss carry forward as follows:

	December 31,	June 30,
	2011	2011
International (China)	$1,542,000	$1,004,000
United States	1,420,000	1,143,000
	$2,962,000	$2,147,000

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

The components of loss before taxes are as follows:

	For the Six Months Ended December 31,
	2011	2010
International (China)	$(678,530)	$(152,700)
United States	(136,959)	(328,500)
	$(815,489)	$(481,200)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the three months ended December 31, 2011 and 2010, respectively, are as follows:

	For the Six Months Ended December 31,
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

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company is required to invest a total of 500,000 RMB ($78,679) for a 10% interest in Jilin Jiliang by September 25, 2012. In

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED)

NOTE L – INVESTMENT IN UNCONSOLIDATED BUSINESSES (CONTINUED)

September 2011, the Company invested 100,000 RMB ($15,736). As of the date of this Report, the Company has not yet invested the remaining 400,000 RMB ($62,943). The Company will account for its investment in Jilin Jiliang using the equity method.

NOTE M – CONCENTRATIONS

In the six months ended December 31, 2011, two customers accounted for 49% of revenues.

In the six months ended December 31, 2010, one customer accounted for 100% of revenues.

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

The company has a one year employment contract with a bookkeeper expiring on May 31, 2012 aggregating $ 3,384per year.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED)

NOTE N – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Six months ended December 31, 2011:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$2,244,455	$-	$2,244,455
Net loss	(276,736)	(543,363)	(14,103)	(834,202)
Total assets	521,416	7,150,122	2,467,812	10,139,350

Other significant items:
Depreciation and amortization	569	29,523	440	30,532
Interest expense	32,225	106,574	9,145	147,944
Expenditures for fixed assets	-	64,292	-	64,292

Three months ended December 31, 2010:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$973,175	$-	$973,175
Net loss	(331,335)	(128,337)	(37,697)	(497,369)
Total assets	260,172	7,515,455	2,314,883	10,090,510

Other significant items:
Depreciation and amortization	295	9,482	836	10,613
Interest expense	51,820	14,516	10,423	76,759
Expenditures for fixed assets	-	4,839	-	4,839

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the periods ended December 31, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Since we shifted the focus of our business into the ginseng beverage business and the wine business, we have started to store our raw material and sell very limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in 2009 and 2010. In addition, our new business is in the initial stages, we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. We have recurring operating losses and our auditors have raised substantial doubt about our ability to continue as a going concern. As of December 31, 2011, the cash balance on hand for the Company was $[ 63,110 ].

In order to meet the challenge, we are taking the following actions:

–	We raised capital to support our operation through a Regulation S private placement; and
–	We are recruiting distributors for ginseng beverage and wine products and we intend to recruit one general distributor for ginseng juice and one for wine in every city in which we sell our products.

Although, we have generated only limited revenues from our ginseng beverage and wine businesses, we believe there is future potential to do so because (i) the China ginseng market is recovering now, (ii) the demand and the price is in the uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control was not affected by the government restrictions), and (iii)  as of the date this filing, we have already entered into binding agreements with 19  distributors to distribute our  beverage in different cities and 1 distributor to distribute our ginseng beverage in Singapore, Malaysia, Thailand.

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

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) – Growing grapes and producing wine

●
On January 15, 2008, we acquired 100% equity interest in Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000.  The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua Linyuan at the time of acquisition which was approximately $1,332,248. We received a certificate of approval issued by the competent local approval authority on January 15, 2008 and a business license issued by the competent local registration authority on April 1, 2008 certifying Tonghua Linyuan as a WFOE lawfully owned by us.  Now the registered capital of Tonghua Linyuan is RMB10,330,000. Tonghua Linyuan is operated to plant grapes and produce wine.  Other than one sale of grapes made by Tonghua Linyuan in 2010, Tonghua Linyuan reserved all the grapes planted for wine production. In addition, Tonghua Linyuan has contracted for the production of wine with a winery producer whereby Tonghua Linyuan provides the producer with grape juice and supplies and the producer charges a processing fee per bottle. Tonghua Linyuan started wine production through a winery producer in March 2011 and sales of wine have been conducted through Jilin Huamei beginning in April 2011. Up to date, Tonghua Linyuan has had only minimal sales of wine.

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

Our Products:

Previously, through Yanbian Huaxing, we focused on the farming, processing, distribution and marketing of Asian and American Ginseng and related byproducts in the following varieties:

▪	Fresh Ginseng: For pharmaceutical, health supplement, cosmetic industry and fresh consumption.

▪	Dry Ginseng: Dried form for pharmaceutical and health supplement consumption.

▪	Ginseng Seeds: Selling of ginseng seeds.

▪	Ginseng Seedling: Selling of ginseng seedling.

Ginseng's growing cycle is from April to September, six months a year.  Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in autumn. The seeds can be sowed in September or next spring. It takes 10 days to germinate and the growing cycle for seedling is 10 days. For every hectare cultivated, we can harvest approximately 18 to 20 kg ginseng. As of December 31, 2011, the planting area for ginseng is 111 acres, and the planting area for grapes is 750 acres.

Since August 2010, we have gradually shifted our business focus from direct sales of ginseng and ginseng byproducts to production and sales of canned ginseng juice and wine.

Through Jilin Ganzhi, we are producing two types of canned ginseng juice:

▪	Ganzhi Asian Ginseng Beverage

▪	Ganzhi American Ginseng Beverage

In addition to canned ginseng juice, we have added wine production to our business focus.  We have already grown and crushed the grapes from our vineyards and reserved the juices.  We started wine production through a winery producer in March 2011 and sales in April 2011. We contracted for the production of the wine.

We are producing and selling two kinds of wine:

▪	Bingqing Ice Wine

▪	Pearl in the Snow (Red)

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

Squeezing is not commonly used in canned ginseng juice because it requires fresh ginseng, the preservation of which is very difficult. However, our drink formula uses refrigerated ginseng and therefore we are able to preserve its freshness and nutrition in our final products. The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance.

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

Grape growing cycle is from April to September, six months a year. For grapes, every acre can produce 1500 kg grapes annually and we have planting area for grapes of approximately 750 acres as of December 31, 2011.

As of the date of this filing, Tonghua Linyuan has reserved 1,227.5 tons of grape juice for fermentation stored in 16 stainless holding tanks. The harvesting cycle of grapes take around 5 months, we plant in April and harvest in the middle of September. Last autumn we harvested 115 tons grapes in average and produced 57.50 tons of juice.  We let the juice ferment for 40 days and sealed it in barrels in December.

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

We started negotiating distribution and sales agreements with potential general distributors. Currently, we have signed 19 general distributors for our ginseng beverage,  1 distributor to distribute our ginseng beverage in Singapore, Malaysia, Thailand and 1 general distributor for our wine, as well as established one sales branch office in Jiangsu Province.

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

Revenue Recognition

The Company’s primary source of revenue has been from the sale of fresh and dried ginseng and in the year ended June 30, 2011, it also included one bulk sale of crushed grapes.  Ginseng is planted in Spring (April) and Fall (September) of each year and is generally harvested in September. Currently, the Company is processing the ginseng harvested in September and storing the stock for future juice production.  The grape harvest in fiscal year ended June 30, 2011 has been crushed and the juice produced has been stored in storage tanks.

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

Starting from the fourth quarter of 2010, the Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship product to the distributor and title will pass to the distributor.   In relation to the distributor for ginseng beverages, it is the Company’s policy to allow distributors to return all unsold products at the end of six months from the shipment date should the product not be sold so long as the product has not exceeded the expiration date.  Since these agreements commenced in September 2010, the Company has no established history as to the quantity of the ginseng and wine which may be returned in order to determine if a reserve for returns and allowances is necessary.  The Company is currently working closely with the distributors to establish this history.  Currently, at each reporting period, the Company is ascertaining from each distributor its current on hand quantity and assessing the situation in order to establish a return allowance, if necessary. For the three months ended  December 31, 2011, the Company had ginseng juice sales to distributors which aggregated approximately $22,782, all sales to distributors were sold to end user customers.

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

Going Concern

As indicated in the accompanying financial statements, the Company has accumulated deficits of $3,670,127   as of December 31, 2011 and there are existing uncertain conditions that the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and six months ended December 31, 2011 and 2010 respectively.

For the Three Months Ended December 31, 2011

			Change
	2011	2010	Amount	%
Revenues	$1,352,050	$919,877	$432,173	47%
Cost of Goods Sold	1,031,186	819,222	211,964	26%
Selling ,general and administrative expenses	625,253	224,172	401,081	179%
Depreciation and amortization	24,166	4,620	19,546	423%
Interest expense	91,128	44,641	46,487	104%
Provision for income taxes	2,260	16,138	(13,878)	(86%)
Net Loss	(421,943)	(188,916)	233,027	123%

For the Six Months Ended December 31, 2011

			Change
	2011	2010	Amount	%
Revenues	$2,244,455	$973,175	$1,271,280	131%
Cost of Goods Sold	1,754,652	864,418	$890,234	103%
Selling, general and administrative expenses	1,126,816	502,553	$624,263	124%
Depreciation and amortization	30,532	10,613	19,919	188%
Interest expense	147,944	76,759	71,185	93%
Provision for income taxes	18,713	16,138	2,575	16%
Net Income (Loss)	(834,202)	(497,369)	$354,833	74%

Revenue

	Three Months Ended		2011-2010	2011-2010	2011-2010
	December 31,		Variance of	Variance of	Dollar
Products	2011	2010	Quantity	Price	Variance	% change
Ginseng (Production)	$861,946	$510,717	-14,427( kg)	$8.55	$351,229	69%
Ginseng (Purchase for Resale)	467,322	366,340	-9,890(kg)	24	100,982	28%
Ginseng Beverage	22,782	42,820	-1,076 ( box)	3	-20,038	-47%
Total	$1,352,050	$919,877			$432,173	47%

Net revenues are comprised of sales of self-production ginseng, purchased ginseng and ginseng beverage during the three months ended December 31, 2011. Our total revenue increased from $919,877 for the three months ended December 31, 2010 to $1,352,050 for the three months ended December 31, 2011, an increase of $432,173 or 47%. The increase was primarily attributable to the sales of ginseng sales.

We generated $861,946 or 63% sales from our own farming for the three months ended December 31, 2011, an increase of $351,229, or 69%. These were primarily due to increased market price. The market price increased by $8.55/kg, or 103% compared to the same period time in 2010. National wide inflation resulted ginseng prices going higher in the three months ended December 31, 2011; in this quarter, the quantity of farming ginseng sales decreased 14,427kg compared to the same period in 2010. We decided to reduce the harvest in the three months ended December 31, 2011 with an intention to have some ginseng grow one more year to produce higher quality ginseng for ginseng juice production.

For the three months ended December 31, 2011, approximately $467,322 or 35% of our revenue was the result of resale of ginseng purchased from the market and sold to major customers, 28% increase compared to the same period in 2010. The increase was caused by the increased market price, which was  increased by $24/kg, or 129% compared to the three months ended December 31, 2010.  And the quantity of purchased ginseng sales decreased 9,890 kg in the three months ended December 31, 2011 compared to the same period in 2010. The decrease was mainly due to one of our major customers reduced its order due to their own medicine production issues.

In addition, for the three months ended December 31, 2011,approxmiately $22,782 or 2% of our revenue was generated from the sales of our ginseng beverage, a decrease of  $20,038, or 47% compared to three months ended December 31, 2010.  Because of the ginseng harvest in September, in the three months ended December 31, 2011, we were focused on ginseng harvest and limited funds for marketing and sales promotions which caused the decrease. The management anticipates this decrease would be temporary.  We did not have any sales of wine in the three months ended December 31, 2011 and up to date, we have had only minimal sales of wine since we started sales of wine in April 2011.  However, we believe that there is a significant opportunity for wine sales in China because Chinese wine culture has a long history. Furthermore, our vineyard is located in Changbai Mountain, Jilin Province, which is the largest grape growing area in Asia and is adequate and suitable land for growing grapes. The climate in Changbai Mountain is ideal for growing grapes because of the significant temperature difference during day and night. It contributes to the accumulation of polyphenols and Flavonoids in grapes improving the taste and quality of the wine. Although we anticipate that approximately 20% of our revenue will come from sales of wine in next 3 to 5 years, there can be no assurance that our sales of wine will reach such levels in the anticipated time period, if at all.

Cost of Goods Sold

Three Months ended December 31,
	December 31, 2011	% of total	December 31, 2010	% of total	2010-2010
	Cost of	cost of	Cost of	cost of	Dollar	%
Products	goods sold	goods sold	goods sold	goods sold	Variance	change
Ginseng (production)	$554,756	54	498,318	61	$56,438	11%
Ginseng (purchase)	464,132	45	286,800	35	177,332	62%
Ginseng Beverage Production	12,298	1	34,104	4	-21,806	-64%
Total	$1,031,186	100	819,222	100	211,964	26%

Our total cost of goods sold increased from $819,222 for the three months ended December 31, 2010 to $1,031,186 for the three months ended December 31, 2011, an increase of $211,964 or 26%. The primary reasons for the increase were an increase in the cost of our own farming ginseng and purchasing ginseng for resale associated with increased sales.

Our cost of purchasing ginseng for resale increased substantially from $286,800 in the three months ended December 31, 2010 to $464,132 in the three months ended December 31, 2011 primarily because 1) the quality of the ginseng we purchased increased; 2)  purchased price increased due to the nationwide inflation and the  policy of the Chinese government restricted the amount of land available for ginseng farming (land under our company’s control was not subject to the change in government restrictions).

The cost of our own farming ginseng for sale increased $56,438, or 11% in the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The reason was that  the market price of ginseng in China was increased due to the inflation.

Cost of sales as a percentage of revenue decreased from 40% to 35%  in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Selling General and Administration Expenses

Sales costs, general expenses and administrative expenses increased significantly from a $224,172 for the three months ended December 31, 2010 to $ 625,253 for the three months ended December 31, 2011, an increase of $401,081 or 179%.  The increase is mainly from 1) the rise in general administrative expenses and marketing expenses for our new business– the ginseng juice operation, such as maintenance fee, business travel expense, utility expense, etc, as we continued to promote and try to expand ginseng beverage business 2) The increased salaries paid for increased staff and the increased salaries in Yanbian Huaxin and Jilin Ganzhi.

Depreciation and Amortization

Depreciation and amortization was $24,166 for the quarter ended December 31, 2011, compared to $4,620 for the quarter ended December 31, 2010, an increase of $19,546 or 423%. The increasing was primarily due to the additional depreciation on property acquired subsequent to December 31, 2010.

Interest Expense

Our Interest expense increased by $46,487, from $44,641 for the quarter ended December 31, 2010 to $91,128 for the quarter ended December 31, 2011, representing a 104% increase. The change in imputed interest to related party loans and the interest paid to bank loans for Ganzhi building is the primary reasons for the increase in interest expense.

Income Tax Expense

Income tax expense for the quarter ended December 31, 2011 is $2,260, a decrease of $13,878 or 86% from $16,138 for the quarter ended December 31, 2010. This income tax expense relates to taxes payable in China by the Company’s subsidiaries, Yanbian Huaxing and Jilin Huamei.  The decrease in income tax expense is due to decreased taxable income by Jilin Huamei and Yanbian Huaxing  in the quarter ended December 31, 2011.

Net Loss

The Net Loss for the quarter ended December 31, 2011 was $421,943; an increase of $233,027 or 123% compared to a net loss of $188,916 for the quarter ended December 31, 2010. The increase is primarily due to the increase in operating expenses and administrative expenses. There also was an increase in the cost of producing ginseng and in purchasing ginseng for resale.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on December 31, 2011 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $33,788 and $54,340 for the three months ended December 31, 2011 and 2010, respectively.  The assets  and liabilities  amounts with the exception of equity  for the three months ended December 31, 2011 were translated at 6.3009  RMB to 1.00 USD as compared to 6.6227 RMB to 1.00 USD for the three months ended December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended December 31, 2011 and 2010 were 6.37990 RMB and 6.7157 RMB, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have currently financed our operations and capital expenditures through loans from individual lenders, including officers, directors and other shareholders of the Company. Our current activities are related to developing our new business strategy: the sale of ginseng juice and wine products.

As of December 31, 2011, we had negative working capital of $ 372,089 compared to a working capital $1,639,488 as of December 31 , 2010.

As of December 31, 2011, there was no change in our loan payments compared with the three months ended December 31, 2011 since the loans remained constant. As of December 31, 2011, we had outstanding loan of 2,000,000 RMB (about $309,043) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

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

The principal terms of the 8 million RMB bank loan agreements are as follows:

▪	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

▪
Meihekou Credit Union granted a loan of 8 million RMB (about USD $ 1,236,170) to Jilin Ganzhi to be used to pay off its debt and the term of the loan is 23 months from September 10, 2010 to August 10, 2012.

▪
The loan carries an annual floating rate equals to 90% of the which is benchmark interest rate on value date (upward) 90%, the benchmark interest rate changes with the adjustment of national bank rate, the sliding scale will not change, which is payable by 20th day of each month. The monthly interest rate of December, 2011 is 10.153121 and we paid interest of 81,615.87 RMB (about USD $ 12,793) on Dec 20, 2011. Up to date, we have paid interest of approximately $172,162 in total.

▪
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

For the three months ended December 31, 2011, and 2010, we had notes payables of approximately $1,141,132 and $830,570 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders. The individuals loaned us funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

As of December 31, 2011 we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We started our ginseng beverage production in August 2010 and sales in October 2010.  The Company plan to continue to recruit distributors in different cities; the deposit from our distributors is our  another capital resource for our ginseng beverage and wine business.

Comparison of results for the six months ended December 31, 2011 and 2010:

Revenue

	Six Months Ended December 31,
Products	2011	2010	2011-2010 Variance of Quantity	2011-2010	2011-2010
				Variance of Price	Dollar Variance	% change
Ginseng (Production)	$858,202	$520,654	(15853) kg	$8.55	$337,548	65%
Ginseng (Purchase for Resale)	1,308,905	409,701	3428 kg	31	899,204	219%
Wine	1,276	--------	--------	-----	1,276	------
Ginseng Beverage	76,072	42,820	1983 box	-3	33,252	78%
Total	$2,244,455.00	$973,175			$1,271,280	131%

Our total sales increased from $973,175 for the six months ended December 31, 2010 to $2,244,455 for the six months ended December 31, 2011, an increase of $1,271,280 or 131%. The increase was primarily attributable to the sales of ginseng and ginseng juice and wine sales.

We generated $858,202 or 38% sales from our own farming for the six months ended December 31, 2011, an increase of $337,548, or 65%. These were primarily due to increased market price Nationwide inflation resulted ginseng prices going higher in 2011 and the market price for the six months ended December 31, 2011 increased by $8.55/kg, or 104% compared to the same period  in 2010.  In the six months ended December 31, 2011, the quantity of farming ginseng sales decreased 15,853 kg, or 32% compared to the six months ended December 31, 2010. The reason of the decrease was that we reduced harvest ginseng from the land in September 2011 to have some ginseng grow one more year to produce higher quality raw material for ginseng juice.

For six months ended December 31, 2011, approximately $1,308,905 or 58% of revenue was the result of resale of ginseng purchased from the market and sold to major customers for the six months ended December 31, 2011, an increase of $ 899,204, or 219% compared to the six months ended December 31, 2010.   The increase was caused by increased market orders and market price. The market price for the second half of 2011  increased by $31/kg, or 182% compared to the six months ended December 31, 2010.

▪	of $899,204, or $58,463 increasing was caused by increased market order we received.

▪	% of $899,204, or $ 840,741 increasing was due to increased market selling price of ginseng.

The policy of the Chinese government restricted the amount of land available for ginseng farming (Land under our company’s control was not affected by the government restrictions) caused market demand and ginseng prices go higher in 2011and the inflation is another main reason to cause a high ginseng price.

 In addition, approximately $72,076 or 3% of our revenue was generated from sales of our ginseng beverage for the six months ended December 31, 2011, an increase of $33,252, or 78% compared to the same period in 2010.  The increase of sales of ginseng beverage was the result of our marketing efforts and expansion of our distributing channels by obtaining more distributors.  We believe that there is a significant opportunity for functional drink in China and there are currently no leading brands in the market. With our unique production technology of ginseng beverage and our focus on high-end consumer, we anticipate that, in the long run, around 70% of our revenue will come from sales of ginseng beverage in next 2-3 years. Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next 2-3 years;

The remaining revenue of $1,276 or 1% was generated from wine sales.  We have signed 1 distribution agreement since November, 2010 and with their sales channels we have started to generate revenue from our wine business since April 2011. Since we just started sales of wine in April 2011, the sales of wine was a very small part of our revenue for the six months ended December 31, 2011. However, we believe that there is a significant opportunity for wine business in China because Chinese wine culture has a long history. Furthermore, our vineyard is located in Changbai Mountain, Jilin Province, which is the largest grape growing area in Asia and is adequate and suitable land for growing grapes. The climate in Changbai Mountain is ideal for growing grapes because of the significant temperature difference during day and night. It contributes to the accumulation of polyphenols and Flavonoids in grapes improving the taste and quality of the wine. Therefore we anticipate that around 20% of our revenue will come from sales of wine in next 3-5 years. Nevertheless, there is no assurance that our sales of wine will generate 20% of our revenues in the next 3-5 years.

Cost of Goods Sold

Six Months ended December 31,
Products	2011	% of the total cost of goods sold	2010	% of the total cost of goods sold	2010-2009 dollar variance	% of Change
Ginseng (Farming)	$554,756	31%	$505,528	58%	49,228	10%
Ginseng (Purchase for Resale)	1,146,930	65%	324,849	38%	822,081	253%

Wine	1,169	1%	-	-	1,169	-
Ginseng Beverage Production	$51,797	3%	34,104	4%	17,693	52%
Total	$1,754,652	100%	$864,481	100%	890,171	103%

Our total cost of goods sold increased from $864,481 for the six months ended December 31, 2010 to $[1,754,652] for the six months ended December 31, 2011, an increase of $890,171 or 103%. The primary reasons for the increase were the following:

•
We had a cost of $554,756 for ginseng production for the six months ended December 31, 2011, resulting from the ginseng harvest in 2011. The harvest costs include seeds, seedlings, plant sheds, woodland expenses, wages, fertilizer, pesticides, irrigation, transportation fees, and the building of pathways.

•
We had a cost of $1,146,930 for purchasing ginseng for resale for the six months ended December 31, 2011, an increase of $822,081, or 253% compared to the six months ended December 31, 2010. The increase was due to increased quantity, quality and the price of ginseng we purchased from outside farmer. For the six months ended December 31, 2011, the quality of ginseng we purchased from outside farmer was higher than the same period time of 2010. Additionally, the purchased price and market order increased due to Chinese government’s policy to restrict the amount of land available for ginseng farming and nationwide inflation;

•	We had a cost of $51,797 for ginseng beverage production in the six months ended December 31, 2011, an increase of $17,693, or 52% compared to the six months ended December 31due to increased sales;

•
We had a cost of $1,169 for wine production due to the sales of wine in the six months ended December 31, 2011.There was no cost for wine production for the six months ended December 31, 2010 since there was no wine sales.

Cost of sales as a percentage of revenue decreased from 89% to 78% as compared to the prior comparative period.

Selling, General and Administrative Costs

 Sales costs, general expenses and administrative expenses increased significantly from $502,553 for the six months ended December 31, 2010 to $ 1,126,816 for the six months ended December 31, 2011, an increase of $624,263or 124%.  The increase is mainly from 1) the rise in general administrative expenses and marketing expenses for our new business – the ginseng juice and grape wine operation,  such as  maintenance fee, business travel expense, utility expense, etc. In order to develop our new business and promote our new products, company representatives attended most national agriculture exhibitions and food exhibitions during the period and promoted our ginseng juice through various channels; and 2) the increased salary paid to the workers who participate in the production of ginseng juice and wine.

Depreciation and Amortization

Depreciation and amortization was $30,532 for the six months ended December 31, 2011 compared to $10,613 for the six months ended December 31, 2010, an increase of $19,919 or 188%.  The increasing was primarily due to the additional depreciation on property acquired subsequent to December 31, 2010.

Interest Expense

Our Interest expense increased by $71,185 or 93%, from $76,759 for the six months ended December 31, 2010 to $147,944 for the six months ended December 31, 2011.  The change in imputed interest on related party loans and the interest paid to bank loans for Jilin Ganzhi building are the primary reasons for the increase in interest expense.

Income Taxes)

Income tax expenses for the six months ended December 31, 2011 was $18,713 compared to $16,138 for the six months ended December 31, 2010.   This income tax expense relates to taxes payable in China by the Company’s subsidiary, Yanbian Huaxing and Jilin Huammei. The increase in income tax expense is due to the additional income generated by Jilin Huamei for the three months ended September 30, 2011.

Net Income (Loss)

We had a net loss of $834,202 for the six months ended December 31, 2011 and a net loss of $497,369 for the six months ended December 31, 2010, an increase of $336,833 or 68%.  The net loss is primarily due to the increase in operating expenses and administrative expenses. There also was an increase in the cost of producing ginseng, purchasing ginseng for resale and in the cost of ginseng juice, wine production.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on December 31, 2011 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $64,403 and $125,235 for the six months ended December 31, 2011 and 2010, respectively.  The assets  and liabilities  amounts with the exception of equity  for the six months ended December 31, 2011 were translated at 6.3009  RMB to 1.00 USD as compared to 6.6227 RMB to 1.00 USD for the six months ended December 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the six months ended December 31, 2011 and 2010 were 6.37990 RMB and 6.7157 RMB, respectively.

Discussion of Cash Flow

Cash flows results for the six months ended December 31, 2011 and the six months ended December 31, 2010 are summarized as follows:

	December 31, 2011	December 31, 2010
Net cash provided by(used in) operating activities	$(611,753)	$(1,818,512)
Net cash provided by(used )in investing activities	$(80,163)	$(27,941)
Net cash provided by financial activities	$664,874	$1,696,744

Operating activities

Cash flows used in operating activities decreased by $1,206,759 for the six months ended December 31, 2011 compared to the same period of 2010. This change was primarily the result of an increase in net losses of $ 336,833, in addition to an increase in accounts receivable of $767,311. These amounts were offset by a decrease in inventory of $34,828, a decrease in prepaid expense of $354,298, a decrease in due from related parties of $123,852, an increase in accounts payable of $243,303 and an increase in receivable in advance of $128,429.

The increase in accounts receivable primary was due to the temporarily uncollected amount from the sales of ginseng held by Yanbian Huaxin; an increased accounts payable was due to our raw material purchase during the six months ended December 31, 2011; and an increased in receivable in advance was primary due to the deposit we received from our ginseng customers and ginseng juice distributors.

The inventory decreased due to the ginseng juice production by using reserved raw materials; a decreased in prepaid expense was due to decreased ginseng which purchased by the Company; a decrease in due from related parties was because of advanced expenses for our beverage business which were incurred in the six months ended December 31, 2011.

Investing activities

Cash flows used in investing activities amounted to $80,163 for the six months ended December 31, 2011, which consisted of a long-term investment of $15,871 and a purchase of property and equipment of $64,892. During the three months ended September 30, 2011, Jilin Ganzhi spent $47,716(310,000 RMB) purchasing a Liquid nitrogen machine and Water storage tank for business operation use. Yanbian Huaxing spent $3,775 (24,500 RMB) to purchase a tractor for ginseng farming business and Jilin Huamei spent $8,163 (52,980 RMB) purchasing office supplies, such as computers, printers; office tables; desks, bookcases, chairs and sofa.

On September 25, 2011, the Company invested $15,871 (100,000 RMB) in Jilin Province Jiliang Beverage Investments Co. Ltd. (“Jilin Jiliang”). This investment represented a 10% interest in Jilin Jiliang. Jilin Jiliang is an investment management company.  The Company will account for this investment utilizing the equity method. (The agreement regarding the investment by Jilin Huamei in Jilin Jiliang is filed herewith as Exhibit 10.1.)

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

Financing activities

Cash flows provided by financing activities for the six months ended December 31, 2011 was $664,874, primarily proceeds from sale of common stock of $49,940; proceeds from loans payable to farmers of $34,372; and proceeds from loans payable to related parties of $580,562.

Our cash flows provided by financing activities for the six months ended December 31, 2010 was $1,696,744, which consist of proceeds from sale of common stock of $1,819,872 and proceeds from related party loans of $29,781, proceeds from loans payable to farmers of $56,524, offset by repayment to related party loans of $193,433 and repayment of notes payable –building of $16000.

Cash flows provided by financing activities decreased by $935,509, or 133% in the six months ended December 31, 2011 compared to the same period in 2010.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of June 30, 2011. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of June 30, 2011 due to the existence of the following material weaknesses:

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

During the period ending December 31, 2011, we sold 341,190 shares at $0.2488 per share, pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S with regard to issuances to non-U.S. citizens or residents.

(b)         Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a) Exhibits.

Exhibit No.	Document Description
10.1	Export Agency Agreement by and among Jilin Huamei and Changchun Economic & Trade Co., Ltd Asian Poetry, dated November 5, 2011 (Filed herewith)

31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxleyact Of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxleyact Of 2002

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

China Ginseng Holdings, Inc.,

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	February 8, 2012	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	February 8, 2012
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	February 8, 2012