Form 10-Q
period 2012-03-31
China Ginseng Holdings Inc
filed 2012-05-10
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

China Ginseng Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3348253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1562 Jie Fang Great Road 16 FL Zhongji Building, Suite 1062-1063 Nanguan District, Changchun City, China	130022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone (01186) 43188952022

SEC File Number:  000-54072

N/A
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒  No☐

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
Yes☐ No☒

As of May 10, 2012 there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Contents

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and June 30, 2011	F-2

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended March 31, 2012 and 2011 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 (Unaudited)	F-4

Notes to Consolidated Financial Statements- March 31, 2012 (Unaudited)	F-6

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(Unaudited)

CURRENT ASSETS
Cash	$123,062	$69,094
Accounts receivable- net	1,732,632	947,986
Inventory	1,975,408	1,520,094
Ginseng crops, current portion	201,461	769,581
Due from related parties	84,017	176,897
Prepaid expenses	535,479	848,738
Total Current Assets	4,652,059	4,332,390

PROPERTY AND EQUIPMENT, net	2,568,494	2,585,833

OTHER ASSETS
Ginseng crops, non-current portion	2,234,470	2,160,697
Intangible assets-patents, net	2,192	8,037
Receivable from farmers	580,577	449,334
Investments in unconsolidated businesses	40,196	23,643
Deferred income tax asset	200,518	195,025

Total Assets	$10,278,506	$9,754,959

CURRENT LIABILITIES
Loan payable to financial institution	$317,748	$309,043
Note payable – building purchase	1,270,991	250,000
Notes payable – related parties	1,457,103	830,570
Accounts payable	1,202,436	776,813
Accrued expenses	346,483	345,278
Taxes payable	265,558	221,732
Payments received in advance	318,452	139,584
Total Current Liabilities	5,178,771	2,873,020
OTHER LIABILITIES
Note payable-building purchase, net of current portion	-	986,170
Payable to farmers	855,711	803,214
Total Liabilities	6,034,482	4,662,404
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 50,000,000
shares authorized; 44,397,297 and 44,196,597
shares issued and outstanding at March 31, 2012
and June 30, 2011, respectively	44,398	44,197
Additional paid-in capital	7,329,120	7,163,705
Accumulated deficit	(3,952,089)	(2,835,925)
Accumulated other comprehensive income	822,595	720,578
Total Stockholders’ Equity	4,244,024	5,092,555

Total Liabilities and Stockholders’ Equity	$10,278,506	$9,754,959

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

REVENUES	$902,807	$2,006,635	$3,147,262	$3,094,068

COSTS AND EXPENSES
Cost of goods sold	724,217	1,723,270	2,478,869	2,641,501
Selling, general and administrative expenses	346,013	356,238	1,498,073	929,804
Depreciation and amortization	15,806	16,280	46,338	32,427
Total Costs and Expenses	1,086,036	2,095,788	4,023,280	3,603,732

LOSS FROM OPERATIONS	(183,229)	(89,153)	(876,018)	(509,664)

NON OPERATING INCOME (EXPENSE)
Foreign exchange	4,992	-	30,236	610
Interest expense	(100,635)	(122,226)	(248,579)	(147,165)
Net Other Expense	(95,643)	(122,226)	(218,343)	(146,555)

LOSS BEFORE INCOME TAXES	(278,872)	(211,379)	(1,094,361)	(656,219)

PROVISION FOR INCOME TAXES	3,090	12,251	21,803	16,018

NET LOSS	$(281,962)	$(223,630)	$(1,116,164)	$(672,237)

OTHER COMPREHENSIVE INCOME
Translation Adjustment	37,614	89,380	102,017	214,615

COMPREHENSIVE LOSS	$(244,348)	$(134,250)	$(1,014,147)	$(457,622)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	44,397,297	42,841,375	44,388,539	40,324,890
Diluted	44,397,297	42,841,375	44,388,539	40,324,890

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(1,116,164)	$(672,237)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization	166,937	206,683
Imputed interest	115,676	72,632
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(784,646)	(480,856)
(Increase) decrease in inventory	39,033	461,183
(Increase) decrease in prepaid expense	313,259	(942,677)
(Increase) decrease in due from related parties	92,880	(43,489)
(Increase) decrease in amounts due from farmers	(131,243)	(220,664)
Increase (decrease) in accounts payable	425,623	(248,669)
Increase (decrease) in taxes payable	43,826	28,176
Increase (decrease) in receivables in advance	178,868	426,233
Increase (decrease) in accrued expenses	1,205	(137,080)
Increase (decrease) in payable to farmers	52,497	80,309
Net cash provided by (used in)
operating activities	(602,249)	(1,470,456)

Cash Flows from Investing Activities:
Investment in unconsolidated businesses	(15,871)	(23,337)
Purchase of property and equipment	(64,730)	(202,425)
Net cash provided by (used in)
investing activities	(80,601)	(225,762)

Cash Flows from Financing Activities:
Sales of common stock for cash	49,940	1,763,090
Proceeds from loans payable to related parties	626,533	-
Repayments of loans payable to related parties	-	(228,779)
Net cash provided by (used in)
financing activities	676,473	1,534,311

Effect of exchange rate on cash	60,345	71,856

Increase (decrease) in cash	53,968	(90,051)

Cash at beginning of period	69,094	171,111

Cash at end of period	$123,062	$81,060

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2012	2011
Supplemental Disclosure of Cash Flow
Information:

Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the China Ginseng Holdings, Inc. Form 10K for the year ended June 30, 2011.

Certain amounts for the three and nine months ended March 31, 2011 have been reclassified to be consistent with the current period.

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

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity is the growing, cultivation and harvesting of a grape vineyard.  Tonghua Linyuan started wine production through a wine producer in March 2011, but has had only minimal sales to date.  As of March 31, 2012, Tonghua Linyuan leased 750 acres of land on which the grapes were planted.

On March 2, 2012, the Company approved the establishment of a new subsidiary, Hong Kong Huaxia International Industrial Co., Limited (“Hong Kong Huaxia”) in Hong Kong in order to sell health and specialized local products.  Hong Kong Huaxia was incorporated in Hong Kong on March 18, 2012 and began operations in April 2012.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN (CONTINUED)

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited, and Tonghua Linyuan Grape Planting Co. Limited.  All intercompany transactions have been eliminated in consolidation.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,952,089 as of March 31, 2012 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	March 31,	June 30,
	2012	2011
Buildings and improvements	$1,580,796	$1,535,533
Vineyards	1,217,378	1,185,930
Machinery and equipment	856,989	788,006
Motor vehicles	80,891	59,137
Office equipment	34,669	37,190
	3,770,723	3,605,796
Less accumulated depreciation	(1,202,229)	(1,019,963)
	$2,568,494	$2,585,833

Total Depreciation was $160,710 and $201,866 for the nine months ended March 31, 2012 and 2011, respectively.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

NOTE B - PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation is recorded in the financial statements as follows:

	Nine Months Ended
	March 31,
	2012	2011
Depreciation Expense	$40,111	$28,286
Capitalized Inventory	69,005	160,715
Capitalized Ginseng Crops	51,594	12,865
	$160,710	$201,866

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

NOTE C –INVENTORY

Inventory is comprised of the following at:

	March 31,	June 30,
	2012	2011
Fresh and dried harvested Ginseng	$156,784	$-
Raw materials	1,475,887	1,355,747
Finished goods	293,266	116,321
Operating supplies	49,471	48,026
	$1,975,408	$1,520,094

At March 31, 2012 and June 30, 2011, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

NOTE D – GINSENG CROPS

The Company’s business, prior to June 30, 2009, was primarily to harvest and sell fresh and dried Ginseng.  The growth period takes approximately 6 years before harvest can commence and up to 8 years for improved harvest and seedling yields.  The Company has changed its business model to utilize the harvested Ginseng to manufacture Ginseng juice and other Ginseng beverages.  It commenced the juice operation in August 2010.  The Company plants selected areas each year and tracks the costs expended each year by planting area.  The Chinese government owns all the land in China.

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

During the past 5 years, the Company has planted approximately 520,000 square meters of land which represents approximately 3% of the total land grants. The Company plans to plant over the next 5 years

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

NOTE D – GINSENG CROPS (CONTINUED)

100,000 square meters, representing approximately 20,000 square meters per year. In the succeeding five years, the Company plans to harvest approximately 413,000 square meters of ginseng. The harvest plan by year is as follows: 2012-77,000; 2013-90,000; 2014-70,000 and 2017-67,000.

An analysis of ginseng crop costs is as follows for each of the applicable periods:

	March 31,	June 30,
	2012	2011
Beginning Crop Costs	$2,930,278	$3,836,731
Currency Conversion Adjustment to Beginning Balance	-	156,308
Capitalized Costs During Year:
Utilities	-	1,325
Field clearing and cultivation	-	10,041
Farmer lease fee net of management fee	(86,735)	(43,348)
Labor	54,190	-
Depreciation	51,594	11,267
Other	41,360	822
Total Capitalized Costs	60,409	(19,893)
Less:
Cost of crops harvested	(554,756)	(1,042,868)
	(554,756)	(1,042,868)

Ending Crop Costs	2,435,931	2,930,278
Less: Current Portion	201,461	769,581
Non-Current Portion of Crop Costs	$2,234,470	$2,160,697

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
MARCH 31, 2012 (UNAUDITED)

NOTE E – AGREEMENTS WITH FARMERS (CONTINUED)

The Company has recorded a receivable from the farmers for the rental income of the leased ginseng land grants of $580,577 and $449,334 at March 31, 2012, and June 30, 2011, respectively. The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability at March 31, 2012 and June 30, 2011 was $855,711 and $803,214, respectively. The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

NOTE F – INTANGIBLE ASSETS
Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization is as follows:

	March 31,	June 30,
	2012	2011
Cost	$17,851	$17,362
Less accumulated amortization	(15,659)	(9,325)
	$2,192	$8,037

Amortization expense was $6,227 and $4,817 for the nine months ended March 31, 2012 and 2011, respectively.

NOTE G – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed $317,748 (RMB 2,000,000) from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender orally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment.  The loan balance at March 31, 2012 and June 30, 2011 is $317,748 and $309,043, respectively.

NOTE H – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities.  The purchase price was $1,325,479 (RMB 9,000,000).  On June 24, 2010, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2010, the Company paid $1,180,864 (RMB 8,000,000) through the proceeds of a loan with Meihekou City Rural Credit Union. The loan is due on August 10, 2012.  The interest rate is a floating rate adjusted upwards by 90%.  As of March 31, 2012 and June 30, 2011, the Central Bank Rate was 6.56% and 6.31%, respectively. Applying the adjustment factor yields a rate of 12.464% and 11.989%, respectively.  The loan is secured by the building. Of the remaining $79,437 (RMB 500,000) to be paid, $15,887 (RMB 100,000) was paid prior to June 30, 2011, and the balance of $63,550 (RMB 400,000) remains unpaid placing the original loan in default. The lender has orally agreed to extend the date of payment to December 31, 2011. The new loan requires $254,198 (RMB 1,600,000) to be paid on August 10, 2011 and $1,106,793 (RMB 6,400,000) on August 10, 2012.  The Company did not pay the $254,198 (RMB 1,600,000) payment due on August 10, 2011 and the  lender has orally agreed to extend the due date of this payment to August 10, 2012.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

NOTE I - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of March 31, 2012 and June 30 2011, funds borrowed to fund the current operations of the Company were $1,457,103 and $830,570, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $115,676 and $72,632 which has been recorded in the financial statements for the nine months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, and June 30, 2011, the Company had receivables from related parties aggregating $84,107 and $176,897, respectively. In 2011, the advances to company executives include approximately $137,000 to purchase machinery, equipments and raw materials. These balances were settled in July 2011 and excess funds were returned to the Company. In 2012, the advances were primarily for unsettled travel expenses.

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

Deferred tax assets consist of the following at:

	March 31,	June 30,
	2012	2011
Timing difference related to inventory provisions	$200,518	$195,025
Net operating losses	827,750	453,800
Valuation allowance	(827,750)	(453,800)
Deferred tax asset	$200,518	$195,025

The deferred tax asset is the result of an inventory provision and related reserve of approximately $807,000 (RMB 5,077,000). Under Chinese tax laws, the Company is not entitled to this deduction for the provision until the inventory is completely discarded.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

NOTE K – PROVISION FOR INCOME TAXES (CONTINUED)
The Company has a net operating loss carry forward as follows:

	March 31,	June 30,
	2012	2011
International (China)	$1,785,000	$1,004,000
United States	1,526,000	1,143,000
	$3,311,000	$2,147,000

The operating losses are available to offset future taxable income. The international (China) net operating losses can only be carried forward for five years and will commence expiring in the year 2013.  The Company does not file a consolidated tax return in China. Therefore, the profitability of the individual Chinese companies will determine the utilization of the carryforward losses. The U.S. carryforward losses are available to offset future taxable income for the succeeding 20 years and commence expiring in the year 2027.

The components of loss before taxes is as follows:
	For the Nine Months Ended March 31,
	2012	2011
International (China)	$(710,874)	$(148,929)
United States	(383,487)	(507,290)
	$(1,094,361)	$(656,219)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the three months ended March 31, 2012 and 2011, respectively, are as follows:

	For the Nine Months Ended March 31,
	2012		2011
Federal statutory rate	(34.0	) %	(34.0	) %
State income taxes, net of federal benefit	3.3		3.3
Valuation allowance	30.7		30.7
Earnings taxed at other than US statuory rate	-		-
Effective tax rate	-%		-%

NOTE L – INVESTMENT IN UNCONSOLIDATED BUSINESSES

In December 2010, the Company invested $23,102 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the equity method.

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company is required to invest a total of $78,679 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

NOTE L – INVESTMENT IN UNCONSOLIDATED BUSINESSES (CONTINUED)

In September 2011, the Company invested $15,887 (RMB 100,000) in Jilin Jiliang.  As of the date of this Report, the Company has not yet invested the remaining $63,550 (RMB 400,000). The Company will account for its investment in Jilin Jiliang using the equity method.

NOTE M – CONCENTRATIONS

In the nine months ended March 31, 2012, two customers accounted for 48% of revenues.

In the nine months ended March 31, 2011, one customer accounted for 34% of revenues.
NOTE N – COMMITMENTS AND CONTINGENCIES

The Company has a three year employment contract with the Chief Executive Officer expiring on January 1, 2014 aggregating $8,782 per year.

The Company has a three year employment agreement with the Chief Financial Officer expiring on January 1, 2014 aggregating $ 4,567 per year.

The Company has a three year employment contract with a staff accountant expiring on March 2, 2015 aggregating $5,316 per year.

The Company has a three contract with the Chief Marketing Officer expiring on February 1, 2014 aggregating $17,564 per year.

The Company has a one year employment contract with a bookkeeper expiring on May 31, 2012 aggregating $ 3,384 per year.

The Company has a one year employment contract with an office employee expiring on March 2, 2015 aggregating $3,204 per year.

The Company has a three year employment contract with an office employee which expires on December 2, 2014 and aggregated $5,110 per year.

The Company has a two year employment contract with an office employee expiring on November 1, 2012 aggregating $2,256 per year.

The Company had a one year lease for its corporate offices in China aggregating $4,140 (RMB 26,500) per year which expired on February 10, 2011. The Company did not renew this lease and entered into a 1 year lease for new office space in Changchun City, China, commencing on January 1, 2012 through December 31, 2012.  The annual lease fee is approximately $50,000 (RMB 317,668) per year.  The Company was required to prepay this annual lease.

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
MARCH 31, 2012 (UNAUDITED)

NOTE N – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has a 15 year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes. The lease expires December 31, 2014. The annual lease fee is approximately $29,600 (RMB 187,500) per year to lease the acreage. The land and buildings on the premises have a separate lease concurrent with the acreage lease. There is no lease fee associated with the separate lease.

In 2008, the Company entered into a 5 year lease to refrigerate and store fresh ginseng. The annual lease fee approximates $15,500 (RMB 98,500) per year.

NOTE O – OPERATING SEGMENTS

The Company presently organizes its business into two reportable farming segments: (1) the cultivation and harvest of Ginseng for the production of Ginseng beverages and (2) the cultivation and harvest of grapes for the eventual production of wine and grape juice.

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different production techniques and market to different classes of customers.

Nine months ended March 31, 2012:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$3,147,262	$-	$3,147,262
Net loss	(383,487)	(759,686)	(20,991)	(1,164,164)
Total assets	159,110	7,649,219	2,470,177	10,278,506

Other significant items:
Depreciation and amortization	911	44,765	662	46,338
Interest expense	50,821	183,192	14,566	248,579
Expenditures for fixed assets	-	64,730	-	64,730

Nine months ended March 31, 2011:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$3,094,068	$-	$3,094,068
Net loss	(507,290)	(115,551)	(49,396)	(672,237)
Total assets	218,517	6,757,738	2,388,078	9,364,333

Other significant items:
Depreciation and amortization	503	30,873	1,051	32,427
Interest expense	33,734	81,910	31,521	147,165

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the periods ended March 31, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Since we shifted the focus of our business into the ginseng beverage business and the wine business, we have started to store our raw material and sell very limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in 2009 and 2010. In addition, our new business is in the initial stages, we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. We have recurring operating losses and our auditors have raised substantial doubt about our ability to continue as a going concern. As of March 31, 2012, the cash balance on hand for the Company was $123,062.

In order to meet the challenge, we raised capital to support our operation through a Regulation S private placement and we are recruiting distributors for ginseng beverage and wine products . In addition, we are going to establish a subsdary in Hong Kong to expand our ginseng beverage and wine business.

Although, we have generated only limited revenues from our ginseng beverage and wine businesses, we believe there is future potential to do so because (i) the China ginseng market is recovering now, (ii) the demand and the price is in an uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control has not been affected by the government restrictions), and (iii)  as of the date this filing, we have already entered into binding agreements with 19  distributors to distribute our  beverage in different cities and 1 distributor to distribute our ginseng beverage in Singapore, Malaysia, Thailand.

As the impact of the shift in the focus of our business away from the ginseng business and into the ginseng beverage business and the wine business is uncertain and the shift represents a material change in our business, our past revenues and other financial results does not provide a meaningful basis for future performance and there is no guarantee that we will be able to attain profitability in the foreseeable future.

Our Subsidiaries:

Our business in China is currently conducted through four wholly owned subsidiaries located inChina, the current operational status of each of these businesses as of the date of this filing is as follows:

Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”) – Ginseng farming and sales

●
On September 8, 2003, we and Jilin Dunhua Huaxing Ginseng Industry Co, Ltd. (“Dunhua Huaxing”, a PRC company) jointly and legally established Yanbian Huaxing as a joint venture company, in which we held 25% equity interest and Dunhua Huaxing held 75% equity interest. We received a certificate of approval issued by the competent local approval authority on September 8, 2003 and a business license issued by the competent local registration authority on September 16, 2003. On November 24, 2004, we and Dunhua Huaxing adjusted the registered capital of Yanbian Huaxing and our respective shareholding percentage in Yanbian Huaxing, and then we held 55% equity interest in Yanbian Huaxing. Subsequently in August, 2005, we acquired the remaining 45% equity interest from Dunhua Huaxing for $164,000, and we now hold 100% equity interest in Yanbian Huaxing, which changed Yanbian Huaxing from a joint venture into a wholly foreign owned enterprise (“WFOE”). The purchase prices were determined based upon the registered capital of Yanbian Huaxing of $364,000. In October 2005, we increased the registered capital of Yanbian Huaxing by putting in an additional $250,000 in order to meet the requirement for foreign owned enterprises for tax purposes. Now the registered capital of Yanbian Huaxing is $614,000. We applied with the relevant PRC approval and registration authorities for each of the aforesaid changes and have obtained all applicable approvals and registrations for such changes, including a certificate of approval issued by the local approval authority and a renewed business license issued by the local registration authority certifying Yanbian Huaxing as a WFOE lawfully owned by us. Yanbian Huaxing is operated to plant ginseng and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing. With the shift of business focus to canned ginseng juice, we anticipate a decrease of revenue of direct sales of ginseng while most of the ginseng produced by Yanbian Huaxing has been and will continue to be used as raw material for canned ginseng juice.

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

Hong Kong Huaxia International Industrial Co., Limited (“Hong Kong Huaxia”) – Sell health and specialized local products

•
Hong Kong Huaxia was incorporated in Hong Kong on March 18, 2012 to sell health and specialized local products and it began operations in April 2012. The registered capital of Hong Kong Huaxia is 1 million Hong Kong dollar (approximately $128,838), 1% of which is payable and paid upon registration. Hong Kong Huaxia is focused on recruiting distributors exporting our ginseng juice products and wine to other countries in Southeast Asia. Hong Kong Huaxia is also focused on selling our ginseng juice products and wine  and other famous local products from Northeast China such as ginseng, deer antler velvet, deer products, black fungus, mushroom, pine seeds, pine flower powder.

As of the date of this filing, each of our four subsidiaries operates as an essential part of our integrated business and all of our businesses are operational.

Our Products:

Previously, through Yanbian Huaxing, we focused on the farming, processing, distribution and marketing of Asian and American Ginseng and related byproducts in the following varieties:

☐	Fresh Ginseng: For pharmaceutical, health supplement, cosmetic industry and fresh consumption.

☐	Dry Ginseng: Dried form for pharmaceutical and health supplement consumption.

☐	Ginseng Seeds: Selling of ginseng seeds.

☐	Ginseng Seedling: Selling of ginseng seedling.

Ginseng's growing cycle is from April to September, six months a year.  Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in autumn. The seeds can be sowed in September or next spring. It takes 10 days to germinate and the growing cycle for seedling is 10 days. For every hectare cultivated, we can harvest approximately 18 to 20 kg ginseng. As of March 31, 2012, the planting area for ginseng is 111 acres, and the planting area for grapes is 750 acres.

Since August 2010, we have gradually shifted our business focus from direct sales of ginseng and ginseng byproducts to production and sales of canned ginseng juice and wine.

Through Jilin Ganzhi, we are producing two types of canned ginseng juice:

☐	Ganzhi Asian Ginseng Beverage

☐	Ganzhi American Ginseng Beverage

In addition to canned ginseng juice, we have added wine production to our business focus.  We have already grown and crushed the grapes from our vineyards and reserved the juices.  We started wine production through a winery producer in March 2011 and sales in April 2011. We contracted for the production of the wine.

We are producing and selling two kinds of wine:

☐	Bingqing Ice Wine

☐	Pearl in the Snow (Red)

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

We started producing wine in March 2011 and sale in the three months ended September 30, 2011 . Through our subsidiary Tonghua Linyuan, we have a written production agreement with Tonghua Jinyuanshan Winery (“Jinyuanshan Winery”) to produce wine for us from May 20, 2009 to May 19, 2012. Under the terms of the agreement, we provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies, and Jinyuanshan Winery produces and bottles the wine with a charge of approximately $0.15-0.22 per bottle (approximately $0.15 a bottle for processing red wine and approximately $0.22 per bottle for processing ice wine).

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

Starting from the fourth quarter of 2010, the Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship product to the distributor and title will pass to the distributor.   In relation to the distributor for ginseng beverages, it is the Company’s policy to allow distributors to return all unsold products at the end of six months from the shipment date should the product not be sold so long as the product has not exceeded the expiration date.  Since these agreements commenced in September 2010, the Company has no established history as to the quantity of the ginseng and wine which may be returned in order to determine if a reserve for returns and allowances is necessary.  The Company is currently working closely with the distributors to establish this history.  Currently, at each reporting period, the Company is ascertaining from each distributor its current on hand quantity and assessing the situation in order to establish a return allowance, if necessary. For the nine months ended  March 31, 2012, the Company had ginseng juice sales to distributors which aggregated approximately $147,604, all sales to distributors were sold to end user customers.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When ginseng is shipped to a customer, the customer pays 20%-30% of the invoice and is entitled to an inspection process which could take up to 60 days. Upon completion of the inspection and approval process, the customer pays the balance of the invoice and notifies the company, and a sale is recorded. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  Account balances are written off against the allowance if management determines the receivable is uncollectible. The Company’s standard terms stipulate payment in 60 days and consider a receivable to be uncollectible after appropriate collection efforts have been exhausted.

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

Going Concern

As indicated in the accompanying financial statements, the Company has accumulated deficits of 3,952,089  as of March 31, 2012 and there are existing uncertain conditions that the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Result of Operations

The following tables present certain unaudited consolidated statement of operations information. Financial information is presented for the three months and nine months ended March 31, 2012 and 2011 respectively.

	For the Three Months Ended
	March 31,	March 31,	Change
	2012	2011	Amount	%
Revenues	$902, 807	2,006, 635	1,103,828	-55%
Cost of Goods Sold	724, 217	1,723, 270	(999,053)	-58%
Selling ,general and administrative expenses	346, 013	356, 238	(10,225)	-3%
Depreciation and amortization	15,806	16, 280	(474)	-3%
Interest expense	100,635	122,226	(21,591)	-18%
Provision for income taxes	3,090	12,251	(9,161)	-75%
Net Loss	(281,962)	(223,630)	(58,332)	26%

	For the Nine Months Ended March 31, 2011
	March 31,	March 31,	Change
	2012	2011	Amount	%
Revenues	$3,147, 262	$3,094,068	$53,194	2%
Cost of Goods Sold	2, 478, 869	2,641,501	(162, 632)	-6%
Selling ,general and administrative expenses	1, 498,073	929,804	568,269	61%
Depreciation and amortization	46,338	32, 427	13,911	43%
Interest expense	248,579	147, 165	101,414	69%
Provision for income taxes	21,803	16, 018	5,785	36%
Net Loss	(1, 116,164)	(672,237)	(443,927)	66%

Revenue

	Three Months ended
	March 31,		March 31,		2012-2011	2012-2011	2012-2011
	2012		2011		Variance	Variance	Dollar
	Revenue	% of total	Revenue	% of total	of Quantity	of	Variance
Products		revenue		Revenue		Unit Price		% change
Ginseng (production)	--		$759, 396	38	-----	------	(759,396)
Ginseng (purchase)	$821, 938	91	1, 197, 347	60	(22,777) kg	$3.82	(375,409)	-31%
Wine	9,337	1			-------	-----	9,337
Ginseng Beverage Production	71, 532	8	49, 892	2	1030( box)	0.39	21,640	43%
Total	$902, 807	100	$2, 006, 635	100			$(1,103,828)	-55%

Our total revenue decreased from $2,006,635 for the three months ended March 31, 2011 to $902,807 for the three months ended March 31, 2012, a decrease of $1,103,828 or 55%. The decrease was primarily due to the decrease of the sales of ginseng.

For the three months ended March 31, 2012, approximately $71, 532 or 8% of our revenue was generated from our ginseng juice product, an increase of $21,640 or 6% . The increase was due to  our holiday marketing promotion policy. Though we just started ginseng juice business in 2011and the sales of ginseng juice is currently a small portion of our revenue, we anticipate that around 70% of our revenue will come from sales of ginseng beverage in next five year. And we have set up Hong Kong Huaxia to expand the market of our ginseng juice.  . Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next five years because it depends on future market conditions.

For the three months ended March 31, 2012, approximately $821, 938 or 91% of our revenue was the result of resale of ginseng purchased from the market and sold to major customers, 31% decrease compared to the same period in 2011. The decrease was caused by the decreased quantity, which was decreased by 22,777kg, or 50% compared to the three months ended December 31, 2011. The decrease was mainly due to one of our major customers reduced its order due to their own medicine production issues.

For the three months ended March 31, 2012, we did not have any sales of ginseng from our own farming. We intend to use high quality ginseng for our ginseng juice production and started to reduce the harvest in the three months ended December 31, 2011 and temporarily cased the harvest in this quarter so that our ginseng can grow one more year.

The remaining $9, 337 or 1% of total revenue was generated from wine production. We did not have any sales of wine in the three months ended March 31, 2011 and up to date, we have had only minimal sales of wine since we started sales of wine in April 2011.  However, we believe that there is a significant opportunity for wine sales in China because Chinese wine culture has a long history. Furthermore, our vineyard is located in Changbai Mountain, Jilin Province, which is the largest grape growing area in Asia and is adequate and suitable land for growing grapes. The climate in Changbai Mountain is ideal for growing grapes because of the significant temperature difference during day and night. It contributes to the accumulation of polyphenols and Flavonoids in grapes improving the taste and quality of the wine. Although we anticipate that approximately 20% of our revenue will come from sales of wine in next 3 to 5 years, there can be no assurance that our sales of wine will reach such levels in the anticipated time period, if at all.

Cost of Goods Sold

	March 31,		March 31,		2012-2011
	2012		2011		Dollar
	Cost of goods sold		Cost of goods sold		Variance
		% of total cost of		% of total cost of
		goods sold		goods sold		% change
Ginseng (production)	$ ---	----	$709, 357	41	$(709,357)	----
Ginseng (purchase)	673,502	93%	974,179	57	(300,677)	-31%
Wine	5,455	1%	-----	----	5,455	---
Ginseng Beverage Production	45,260	6%	39,734	2	5,526	14%
Total	$724,217	100	$1,723, 270	100	$(999,053)	-58%

Our total cost of goods sold decreased from $1,723,270 for the three months ended March 31, 2011 to $724,217 for the three months ended March 31, 2012, a decrease of $999,053 or 58%. The primary reason for the decrease was that our cost of purchasing ginseng for resale in the three months ended March 31, 2012 decreased from $947,179 to $673,502 due to decreased quantity.

Interest Expense

Our interest expense decreased by $21,591or 18%  from $122,226 for the quarter ended March 31, 2011 to $100,635 for the quarter ended March 31, 2012.  The change in imputed interest to related party loans is the main reasons for the increase in interest expense.

Income Tax Expense

Income tax expense for the quarter ended March 31, 2012 is $3,090, a decrease of $9,161 or 75% compared to the three months ended March 31, 2011. This income tax expense relates to taxes payable in China by the Company’s subsidiary, Yanbian Huaxing , Jilin Huamei & Ganzhi. The decrease in income tax expense is due to decreased taxable income by Yanbian Huaxing in the quarter ended March 31, 2012.

Net Loss

The net loss for the quarter ended March 31, 2012 was $281,962 an increase of $58,332 or 26% compared to a net loss of $223,630 for the quarter ended March 31, 2011. The increase of the net loss in this quarter is due to the decrease of the sales of ginseng  .

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on March 31, 2012 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $37,614 and $89,380 for the three months ended March 31, 2012 and 2011, respectively.  The assets  and liabilities  amounts with the exception of equity  for the three months ended March 31, 2012 were translated at 6.2943  RMB to 1.00 USD as compared to 6.6227 RMB to 1.00 USD for the three months ended March 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended March 31, 2012 and 2011 were 6.3560 RMB and 6.7157 RMB, respectively.

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

As of March 31, 2012, we had working capital deficit of $526,712, compared to a working capital of $ 1,167,124 as of March 31, 2011.

As of March 31, 2012, there was no change in our loan payments since the loans remained constant compared to March 31, 2011. As of March 31, 2012, we had outstanding loan of 2,000,000 RMB (about $317,748) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”); the principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan;

2.	Loan Purpose: Planting;

3.	Loan Amount: Principal of 2,000,000 RMB (approximately USD $317,748) with an annual interest of 6.325%;

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003;

5.	Security: The loan is secured by the assets of Tonghua Linyuan including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice.

We have not paid any principal or interest of the loan subsequent to June 30, 2009; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: no principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. Thus, the debt in Tonghua Linyuan acquisition will not have an impact on our liquidity and capital resources before we start to repay the lender. Nevertheless, we had a net loss of $1,108,333 for the year ended June 30, 2011. If we continue operations without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If we cannot pay off the loan when Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, auction or any other methods to liquidate the secured assets and receive the payment of outstanding principal and interests ranking senior to other lenders out of the secured assets. As the date of the filing, Tonghua Linyuan has 31 storage cans in total including 15 carbon-steel cans and 16 high-speed steel storage cans; 2 white-steel transport tanks, 1,170 tons of grape juice. Therefore, if Ji’An Qinshi decides to revoke the oral agreement and call the loan, it will not lead to the close of operation and business of Tonghua Linyuan; however, it will cause extra costs for Tonghua Linyuan to rent additional storage cans from third party.

On March 2, 2010, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and production facilities.  The Company obtained an 8 million RMB (approximately USD $1,270,991) bank loan from Meihekou City Rural Credit Union  to pay the seller on November 8, 2010.

The principal terms of the 8 million RMB bank loan agreement are as follows:

•	Parties: Ganzhi Ginseng Products Co., Ltd (“Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

•	Meihekou Credit Union granted a loan of 8 million RMB (about USD $ 1,270,991) to Ganzhi to be used to pay off its debt and the term of the loan is 23 months from September 10, 2010 to August 10, 2012.

•	The loan carries an annual floating rate which is an interest rate on value date (upward) 90%, changing with the adjustment of national bank rate, the sliding scale will not change.

•
The payment shall be made in the order of loan expense, interest and principal. Ganzhi shall pay 1,600,000 RMB (about USD $240,662) principal on August 10, 2011 and the rest of principal of 6,400,000 RMB (about USD $962,650) on August 10, 2012.

As of March 31, 2012, there was no change in our loan payments compared to March 31, 2011, since the loans remained constant.  Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender.

As of March 31, 2012 and March 31, 2011, we had notes payable of approximately $1,457,103  and $526,532 to individual lenders, respectively. These amounts are mainly due to the working capital demands of the business and are interest free.

As of March 31, 2012 we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We started our ginseng beverage production in August 2010 and sales in October 2010.  The Company plan to continue to recruit distributors in different cities; the deposit from our distributors is another capital resource for our ginseng beverage and wine business.

Comparison of results for the nine months ended March 31, 2012 and 2011:

Revenue

	Nine Months ended March 31, 2012
	March 31,	% of	March 31,		2012-2011	2012-2011	2012-2011
	2012	total revenue	2011		Variance	Variance	Dollar
	Revenue		Revenue	% of	of Quantity	of	Variance
				total Revenue		Unit Price		% change
Ginseng (production)	$858,202	27%	$1, 283,527	41%	(26,103)kg	$9	$(425,325)	-33%
Ginseng (purchase)	2,130,843	67%	1, 717,830	56%	(42,091)kg	54	412,913	24%
Wine	10,613	1%	--------		---------		10,613
Ginseng Beverage Production	147,604	5%	92, 711	3%	3,013box	0.39	54,893	60%
Total	$3,147,262	100%	3,094,068	100%			53,194	2%

Our total sales increased from $3,094,068 for the nine months ended March 31, 2011 to $3,147,262 for the nine months ended March 31, 2012, an increase of $53,194 or 2%. The increase was caused by the increase in resale of ginseng purchased from the market and sold to major customers and sales of ginseng juice.

We generated $858,202 or 27% sales from our own farming for the nine months ended March 31, 2012, a decrease of $425,325, or 33% compared to the nine months ended March 31, 2011.  We intend to use high quality ginseng to produce our ginseng juice. Therefore we started reducing the harvest in last 2011 and temporarily ceased the harvest in the three months ended March 31, 2012 so that we can have ginseng grow longer with higher quality.

Approximately $2,130,843 or 67% of revenue was generated from the  resale of ginseng purchased from the market and sold to major customers. Our ginseng sales revenue from purchase and resale increased from $1,717,830 for the nine months ended March 31, 2011 to $2,130,843 for the nine months ended March 31, 2012, an increase of $412,913 or 24%. These sales were supported by the market price. National wide inflation resulted ginseng prices going higher in the nine months ended March 31, 2012.

For the nine months ended March 31, 2012, approximately $147,160 or 5% of our revenue was generated from sales of our ginseng juice products, 2% increase compared to $92,711 in the nine months ended March 31, 2011. The increase was caused by our marketing efforts and marketing promotions during Chinese holidays. We believe that there is a significant opportunity for functional drink in China.  We set up Hong Kong Huaxia, a  Hong Kong subsidiary to expand our ginseng juice sales inApril 2012  and we anticipate that around 70% of our revenue will come from sales of ginseng beverage in next five year. Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next five years because it depends on future market conditions.

The remaining $10,613 or 1% of revenue  was a generated from wine production. We did not have any sales of wine in the nine months ended March 31, 2011 and up to date, we have had only minimal sales of wine since we started sales of wine in April 2011.  However, we believe that there is a significant opportunity for wine sales in China because Chinese wine culture has a long history. Furthermore, our vineyard is located in Changbai Mountain, Jilin Province, which is the largest grape growing area in Asia and is adequate and suitable land for growing grapes. The climate in Changbai Mountain is ideal for growing grapes because of the significant temperature difference during day and night. It contributes to the accumulation of polyphenols and Flavonoids in grapes improving the taste and quality of the wine. Although we anticipate that approximately 20% of our revenue will come from sales of wine in next 3 to 5 years, there can be no assurance that our sales of wine will reach such levels in the anticipated time period, if at all.

Cost of Goods Sold

	Nine Months Ended March 31, 2012
	March 31,		March 31,		2012-2011
	2012		2011		Dollar
	Cost of goods sold	% of total cost	Cost of goods sold	% of total cost	Variance	% change
		of goods sold		of goods sold

Ginseng (production)	$554,756	22%	$1,218,211	46	$(663,455)	-54%
Ginseng (purchase)	1,820,432	73%	1,349,452	51	470,980	35%
Wine	6,624	1%	--		6,624
Ginseng Beverage Production	97,057	4%	73,838	3	23,219	31%
Total	$2,478,869	100	2,641,501	100	$(162,632)	-7%

Our total cost of goods sold decreased from $2,641,501 for the nine months ended March 31, 2011 to $2,478,869 for the nine months ended March 31, 2012, a decrease of $162,632 or 7%. The primary reason for the decrease was the decreased cost of goods sold of our own ginseng farming production. The total cost of ginseng production decreased from $1,218,211 for the nine months ended March 31, 2011 to $554,756 for the nine months ended March 31, 2012, a decrease of 663,455 or 54%, resulting a significant decrease  in the quantity of ginseng harvested in the calendar year  2011. The harvest costs include seeds, seedlings, plant sheds, woodland expenses, wages, fertilizer, pesticides, irrigation, transportation fees, and the building of pathways.

Our cost of purchasing ginseng for resale in the nine months ended March 31, 2012 increased from $1,349,452 in the nine months ended March 31, 2011  to $1,820,432  because of increased quantity, quality and the price of ginseng we purchased from outside farmers. The increased purchase quantity was due to market demand and the future potential needs for ginseng beverage production. The increased purchase price was due to Chinese government’s policy to restrict the amount of land available for ginseng farming and nationwide inflation in all raw materials.

We have had a new cost of $ 6,624 in wine production for the nine months ended March 31, 2012.
 Our cost of ginseng juice production in the nine months ended March31, 2012 increased from $73,838 to $97,057; an increase of $23,219 or 31% was due to increased sales.

Selling, General and Administrative Costs

Sales costs, general expenses and administrative expenses increased from $929,804 for the nine months ended March 31, 2011 to $1,498,073 for the nine months ended March 31, 2012, an increase of $568,269 or 61%. The increase is mainly because of 1) the rise in general administrative expenses and marketing expenses for our new business – the ginseng juice and grape wine operation. In order to develop our new business and promote our new products, company representatives attended most national agriculture exhibitions and food exhibitions during the period and promoted our ginseng juice and wine through various channels; 2) the increased salary paid to the workers who participate in the production of ginseng juice and wine.

Depreciation and Amortization

Depreciation and amortization was $46,338 for the nine months ended March 31, 2012, compared to $32,427 for the nine months ended March 31, 2011, an increase of $13,911 or 43%. The increase was mainly due to depreciation charge on the factory acquired by Ganzhi and the additional depreciation on property acquired in the three months ended September 30, 2011.

Interest Expense

Our Interest expense increased by $101,414 from $147,165 for the nine months ended March 31, 2011 to $248,579 for the nine months ended March 31, 2012, representing a 68% increase. The change in imputed interest on related party loans and the interest paid to bank loans for Jilin Ganzhi building are the primary reasons for the increase in interest expense.

Income Taxes

Income tax expenses for the nine months ended March 31, 2012 was $21,803 compared to $16,018 for the nine months ended March 31, 2011, an increase of $5,785, or 36%.  This income tax expense relates to taxes payable in China by the Company’s subsidiary, Yanbian Huaxing, Jilin Huamei and Ganzhi.  The increase in income tax expense is directly related to the calculation of taxable income for Ganzhi for the nine months ended March 31, 2012.

Net Loss

We had a net loss of $1,116,164 for the nine months ended March 31, 2012 and a net loss of $672,237 for the nine months ended March 31, 2011, an increase of $443,927, or 66%. The net loss is primarily due to the increase in operating expenses and administrative expenses, interest expenses. There also was an increase in the cost of purchasing ginseng for resale, the cost of ginseng juice and wine.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on March 31, 2012 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $102,017 and $214,615 for the nine months ended March 31, 2012 and 2011, respectively.  The assets  and liabilities  amounts with the exception of equity  for the nine months ended March 31, 2012 were translated at 6.2943  RMB to 1.00 USD as compared to 6.6227 RMB to 1.00 USD for the nine months ended March 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the nine months ended March 31, 2012 and 2011were 6.3560 RMB and 6.7157 RMB, respectively.

Discussion of Cash Flow

Cash flows results for the nine months ended March 31, 2012 and the nine months ended March 31, 2011 are summarized as follows:

	March 31, 2012		March 31, 2011
Net cash provided by(used in) operating activities	$(602,249,	)	$(1,470,456)
Net cash provided by(used )in investing activities	$(80, 601)		$(225,762)
Net cash provided by financial activities	$676,473		$1,534,311

Operating activities

Cash flows used in operating activities decreased by $602,249 for the nine months ended March 31, 2012 compared to the same period of 2011. This change was due to  an increase in net losses of $ 1,116,164, in addition to an increase in accounts receivable of $748,646, an increase in amounts due from farmers $131, 243. These amounts were offset by a decrease in prepaid expense of $313, 259, an increase in accounts payable of $425,623, an increase in receivable in advance of $178,868, and a decrease in due from related parties of $92,880.

The increase in accounts receivable was due to increase in credit sales of ginseng held by Yanbian Huaxin. An increase in amounts due from farmers was due to the Company increased ad credit to farmer to maintain good relationship with them; an increase in receivable in advance was primarily due to the deposit we received from our ginseng customers and distributors of ginseng beverage and increase in accounts payable was due to the credit term we earned from our supplier, a decreased in prepaid expense was due to decreased ginseng purchased by the Company; a decrease in due from related parties was because of advanced expenses for our beverage business which were incurred in the nine months ended March 31, 2012.

Investing activities

Cash flows used in investing activities amounted to $80,601 for the nine months ended March 31, 2012, which consisted of a long-term investment of $15,871; a purchase of property and equipment of $64,730.  During the three months ended September 30, 2011, Jilin Ganzhi spent $47,716 (310,000 RMB) purchasing a Liquid nitrogen machine and Water storage tank for business operation use. Yanbian Huaxing spent $3,775 (24,500 RMB) to purchase a tractor for ginseng farming business and Jilin Huamei spent $13,239 (83,260 RMB) purchasing office supplies, such as computers, printers; office tables; desks, bookcases, chairs and sofa.

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

Financing activities

Cash flows provided by financing activities for the nine months ended March 31, 2012 was $676,473 including proceeds from sale of common stock of $49,940 and proceeds from loans payable to related parties of $626, 533.

Our cash flows provided by financing activities for the nine months ended March 31, 2011 was $1,534,311, which consisted of proceeds from sale of common stock of $1,763,090 offset by repayment to related party loans of $228,779.

Commitments and Contingencies

The Company has employment contacts with key individuals including the President of the Company.  The total commitment per year was approximately $36,200 in 2011 and $50,183 in 2012.

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectares of land (3,705 acres) to grow ginseng. These grants are for twenty years and are set to expire in 2025. These grants can be renewed, although there is no assurance that the Chinese government will renew them in the future.

The Company is obligated to pay back a loan of $317,748 to Ji’An Qingshi Credit Cooperatives (the debt carried from Tonghua Linyuan), secured by all assets of Tonghua Linyuan until the loan is repaid. The loan was due for repayment on February 4, 2003.  The Company is currently in default on the loan and the lender has verbally agreed not to call the loan. We intend to pay off the loan when the ginseng beverage production and wine production business generates sufficient profit.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

During the period ending March 31, 2012, we sold 341,190 shares at $0.2488 per share, pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S with regard to issuances to non-U.S. citizens or residents.

(b)                 Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

China Ginseng Holdings, Inc.,

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	May 10, 2012	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	May 10, 2012
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	May 10, 2012