Form 10-K
period 2012-06-30
China Ginseng Holdings Inc
filed 2012-10-04
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2011  (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $35.52 million1.

As of October 3, 2012, the Registrant has 44,397,297 shares of common stock outstanding.

1 The last time our stock traded in the public markets was on March 9, 2007. Therefore, we based our market value on the most recent price at which we sold our stock, which was $0.25 through a private placement as described below in this report, as well as 39,846,047 shares held by non-affiliates as of December 31, 2010.

CHINA GINSENG HOLDINGS, INC
FORM 10-K INDEX

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

China Ginseng Holdings, Inc. (the “Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) was incorporated on June 24, 2004 in the State of Nevada. Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng. Starting August 2010, we have gradually shifted our business focus from farming and selling ginseng to producing and selling ginseng juice and wine with our crops as raw materials, although we still maintain our farming and selling ginseng business. Through leases, we control 3,705 acres of land approved by the Chinese government for ginseng planting and approximately 750 acres of grape vineyards which are harvested annually. However, recent harvests of grapes showed poor quality for wine production which indicates that the vineyards are no longer suitable for planting grapes for wine production. Therefore, we decide not to renew our lease for vineyard with the Chinese government when it expires in 2013 and going forward, we will purchase grape from open market to produce grape juice and wine.

OUR ORGANIZATIONAL STRUCTURE

Below is a chart of our current organizational structure:

Note: All the four wholly foreign owned enterprises except Tonghua Linyuan have duly obtained the approval from the relevant government. Pursuant to PRC laws, a wholly foreign owned enterprise needs to apply for and obtain an approval certificate from the competent approval government authorities (the Ministry of Commerce of PRC or its local branch) and then a business license from the competent registration authorities (the Administration for industry and commerce of the PRC or its local branches) before it legally starts its business operation. Each of the four foreign owned enterprises has not only obtained the approval certificate from the competent local approval government authorities but also the business license for the competent local registration authorities.

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce of the People’s Republic of China, the China Securities Regulatory Commission, the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, and the State Administration of Foreign Exchange, jointly amended and released the Merger & Acquisition Rules, which became effective on September 8, 2006 ( the “2006 M&A rules”). This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the China Securities Regulatory Commission prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. However, the 2006 M&A rules do not apply to any foreign owned enterprise.  Three of the four foreign owned enterprises (Jilin Ganzhi, Yanbian Huaxing and Jilin Huamei) became wholly foreign owned enterprises before September 8, 2006.  Therefore, the 2006 M&A rules definitely are not applicable to Jilin Ganzhi, Yanbian Huaxing or Jilin Huamei.  Tonghua Linyuan became a wholly foreign owned enterprise after September 8, 2006.  According to the 2006 M&A rules, where a special purpose company is to be listed overseas for transaction, it shall be subject to the approval of the securities regulatory organization under the State Council of the PRC.   Under the said rules, the “special purpose company” refers to an overseas company directly or indirectly controlled by a domestic company or Chinese person to realize the interests of a domestic company actually owned by the aforesaid domestic company or Chinese person by means of overseas listing.  The current shareholders of Tonghua Linyuan are not the original shareholders of Tonghua Linyuan before Tonghua Linyuan became a wholly foreign owned enterprise on January 15, 2008.  Thus the Company is not of the opinion that China Ginseng Holdings, Inc. is a “special purpose company” as defined in the 2006 M&A rules.  As a result, we believe that our structure is not subject to the 2006 M&A rules.

Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”) – Ginseng farming and sales

☐
On September 8, 2003, we and Jilin Dunhua Huaxing Ginseng Industry Co, Ltd. (“Dunghua Huaxing ”, a PRC company) jointly and legally established Yanbian Huaxing as a joint venture company, in which we held 25% equity interest and Dunhua Huaxing held 75% equity interest. We received a certificate of approval issued by the competent local approval authority on September 8, 2003 and a business license issued by the competent local registration authority on September 16, 2003. On November 24, 2004, we and Dunhua Huaxing adjusted the registered capital of Yanbian Huaxing and our respective shareholding percentage in Yanbian Huaxing, and, as a result, we then held 55% equity interest in Yanbian Huaxing. Subsequently in August, 2005, we acquired the remaining 45% equity interest from Dunhua Huaxing at a purchase of $164,000, and then we hold 100% equity interest in Yanbian Huaxing and changed Yanbian Huaxing from a joint venture into a wholly foreign owned enterprise (“ WFOE ”). The purchase prices were determined based upon the registered capital of Yanbian Huaxing of $364,000. In October 2005, we increased the registered capital of Yanbian Huaxing by putting in an additional $250,000 in order to meet the requirement for foreign owned enterprise requirement for tax purpose. Now the registered capital of Yanbian Huaxing is $614,000. We have applied with the relevant PRC approval and registration authorities for each of the aforesaid changes and have obtained all applicable approvals and registrations for such changes, including a certificate of approval issued by the local approval authority and a renewed business license issued by the local registration authority certifying Yanbian Huaxing as a WFOE lawfully owned by us. Yanbian Huaxing is operated to plant ginseng and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing. With the shift of business focus to canned ginseng juice, we have started to reserve the high quality grown ginseng for ginseng beverage production and sold only those not qualified to make ginseng juice. However, due to excessive rain in the year ended June 30, 2011, 90% of our grown ginseng was oxidized and sold to the market. During the year ended June 30, 2012, we were able to reserve 20% of our grown ginseng for ginseng juice production.

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

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) – Growing grapes and producing wine through a winery producer

☐
On January 15, 2008, we acquired 100% equity interest in Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000.  The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua Linyuan at the time of acquisition which was approximately $1,332,248. We received a certificate of approval issued by the competent local approval authority on January 15, 2008 and a business license issued by the competent local registration authority on April 1, 2008 certifying Tonghua Linyuan as a WFOE lawfully owned by us.  However, the WFOE certificate is conditioned on us injecting the registered capital into Tonghua Linyuan before or on June 15, 2012. Because we failed to satisfy this condition, Tonghua Linyuan lost its status as a WFOE beginning June 15, 2012. Tonghua Linyuan is operated to plant grapes and produce wine.  However, recent harvests from Tonghua Linyuan showed poor quality for wine production which indicates that the vineyard is no longer suitable to grow grapes for grape juice and wine production. Therefore, we have decided not to renew our lease with the Chinese government when it expires in 2013 and going forward, we will purchase grapes from the open market.  In addition, Tonghua Linyuan has contracted for the production of wine with a winery producer whereby Tonghua Linyuan provides the producer with grape juice and supplies and producer charges processing fee per bottle. Tonghua Linyuan started wine production through a winery producer in March 2011 and the sales of wine is conducted through Jilin Huamei and Hong Kong Huaxia.

When we acquired Tonghua Linyuan, it was in debt as a result of a loan of 2,000,000 RMB (about $316,211) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). Therefore, we are responsible for paying back the loan. The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of 2,000,000 RMB (about USD $316,211) with an annual interest of 6.325%

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by assets of Tonghua Linyuan including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice (the “Secured Assets”).

Until now, we have not paid any principal or interest of the loan, however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. We had a net loss of $2,925, 484for the year ended June 30, 2012. If we continue operation without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. In the event Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, initiate an auction sale or take any other methods to liquidate the Secured Assets and receive payment of the outstanding principal and interests senior to any other party out of such liquidation.

Jinlin Huamei Beverage Co. Ltd (“Jilin Huamei”) - Marketing our canned ginseng juice and wine

☐
Jilin Huamei was incorporated by us on October 17, 2005 as a WFOE. We received a certificate of approval issued by the competent local approval authority on October 17, 2005 and a business license issued by the competent local registration authority on October 19, 2005 certifying Jilin Huamei as a WFOE lawfully owned by us. The registered capital of Jilin Huamei is $200,000.  Jilin Huamei operates as a sales department for our canned ginseng juice and wine, which are produced by our other subsidiaries. We plan to recruit one general distributor for our canned ginseng juice and one general distributor for our wine in each big city in China through Jilin Huamei. As of the date of this filing, Jilin Huamei has signed 20 general distributors for our ginseng beverage and one general distributor for our wine, as well as established one sale branch office in Jiangsu Province (the agreement is filed as Exhibit 10.25 to this Form 10-K). We commenced sales of ginseng beverage in October 2010 and Jilin Huamei started generating revenue in November 2010.

Hong Kong Huaxia International Industrial Co., Ltd ( “Hong Kong Huaxia”) –Sale of health products and specialized local goods

☐
Hong Kong Huaxia was incorporated by us on March 18, 2012 as a wholly-owned subsidiary to sell health and specialized local products. The registered capital of Hong Kong Huaxia is HKD 1,000,000. Hong Kong Huaxia began operations in April 2012.

BUSINESS OVERVIEW:

Our business in China is currently conducted through the above four wholly owned subsidiaries located in Northeast China, the current operational status of each of these businesses as of the date of this filing is as follows:

●
Yanbian Huaxing: In the past, our revenue was mainly from the sales of ginseng produced and sold by Yanbian Huaxing which consists of Ynabian farm and Mudanjiang farm. In August 2010, we shifted our business focus to canned ginseng juice and wine and started to store fresh ginseng for producing canned ginseng juice. Most of the ginseng produced by Yanbian Huaxing has been and will continued to be used as raw material of canned ginseng juice and only those oxidized ginseng not qualified to be used for canned ginseng juice will be sold directly through Yanbian Huaxing. Therefore, the revenues attributable to the direct sales of ginseng produced by Yanbian Huaxing have already and will continue to decrease as the ginseng is utilized for the ginseng juice. For the year ended June 30, 2012, the sales of our ginseng production decreased by $235,237 compared to the year ended June 30, 2011.  This was a decrease of 21% over the previous year caused by decreased quantity we sold to the market. Nevertheless, because of the increase of the resale price of the ginseng we purchased and the decrease of the sales of ginseng juice due to lack of promoting activities during the fiscal year ended June 30, 2012,   the sales of ginseng by Yanbian Huaxing still accounted for the biggest part of our revenue for the year ended June 30, 2012. Yanbian farm’s harvest  will be substantially complete by December 31, 2012. We are only planting small amounts of Ginseng because the climate and soil conditions have deteriorated. The other farm, Mudaniang, will harvest no ginseng until about 2018 due to the damages caused by a typhoon strike occurred in August 2012 which will be discussed in more detail in this Form 10-K. However, our decision to shift our business focus mainly to production and sale of ginseng juice remains unchanged. We currently have stored sufficient ginseng to produce approximately one million ginseng juice cans and we plan to continue purchasing ginseng from the market as raw material for ginseng juice production. With our unique production technology of ginseng beverage and our focus on high-end consumers, we anticipate that, in the next five years, around 70% of our revenue will come from sales of ginseng beverage.  Nevertheless, there is no assurance that our sales of ginseng beverage will generate 70% of our revenues in the next five years.

●
Jilin Ganzhi: Jilin Ganzhi has been processing fresh ginseng and started producing canned ginseng in the quarter ended December 31, 2010 and the revenue is reflected in the financial statements in this Form 10-K for the year ended June 30, 2012.

●
Tonghua Linyuan: Tonghua Linyuan operates our vineyards to grow and crush the grapes and reserve grape juices for wine production. Our grapes grow on 750 acres of land leased from a group of individual farmers, paying approximately $37.50 per acre a year for 15 years. However, recent harvests of grapes from Tonghua Linyuan vineyard showed poor quality which indicates that the vineyard land is no longer suitable for the production of wine or grape juice. Therefore, we decided not to renew the land use rights with the local government and will start to purchase grapes in the open market to product wine and grape juice. Accordingly, we have abandoned the vineyard and recorded a charge to operations of $872,658. In addition, Tonghua Linyuan contracted with a winery whereby Tonghua Linyuan will provide the winery with grape juice and supplies and the winery will produce wine with certain processing charge per bottle. Tonghua Linyuan started wine production through the winery producer in March 2011 and sales in April 2011.For the year ended June 30, 2012, about 5.4% of our revenue was generated from sales of wine, compared to 0.02% for the fiscal year 2011. We estimate that 10-15% of our revenues will come from sales of wine in the next five years, however, there is no assurance that our sales of wine will generate 10-15% of revenues in the next five years.

●
Jilin Huamei: Jilin Huamei operates as a sale department for canned ginseng juice and wine. Our domestic market promotion and penetration of canned ginseng juice and wine is conducted by Jilin Huamei and all of our domestic distribution agreements for sales of our canned ginseng juice and wine are signed through Jilin Huamei.

●
Hong Kong Huaxia: Hong Kong Huaxia was registered in Hong Kong as a sale company for health product and specialized local goods in March 2012. It was set up as a part of our adjusted marketing strategy so that we can explore the Asia Market through Hong Kong Huaxia while Jilin Huamei is focused on domestic sales. Hong Kong Huaxia started operation in April 2012 and generated approximately 4% of revenue during the year ended June 30, 2012 through sales of our ginseng juice and wine and resales of okur pot and jade ornaments. The focus of Hong Kong Huaxia is sales of our ginseng juice and wine in Asia market. It is currently recruiting distributors for Asia market in addition to its online shopping platform for direct sales of our ginseng juice and wine.

OUR PRODUCTS:

Previously, through Yanbian Huaxing, we focused on the farming, processing, distribution and marketing of Asian and American Ginseng and related byproducts in the following varieties:

●	Fresh Ginseng: For pharmaceutical, health supplement, cosmetic industry and fresh consumption.
●	Dry Ginseng: Dried form for pharmaceutical and health supplement consumption.
●	Ginseng Seeds: Selling of ginseng seeds.
●	Ginseng Seedling: Selling of ginseng seedling.

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

Through Jilin Ganzhi, we are producing two types of canned ginseng juice.

●	Ganzhi Asian Ginseng Beverage
●	Ganzhi American Ginseng Beverage

In 2008, we started storing fresh ginseng as a raw material in a rented refrigerated warehouse. We entered into a 5 year lease agreement with Meat Union Refrigerated Warehouse for the rented refrigerated warehouse in 2008 for the rental of 160 cubic meters with a monthly rental of 57RMB (about USD $ 8.1) per cubic meter. In October 2010, we renewed the lease agreement with a rental of 4500 RMB (about USD $678.86, approximately $4.2 per cubic meter) per month. The principal terms of the lease agreement are as follows:

●	Parties: Meat Union Refrigerated Warehouse (“Meat Union”) and Jilin Ganzhi Ginseng Products Co Ltd. (“Jilin Ganzhi”);

●
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

●	The contracts starts from October 15, 2010, monthly rent is 4500 RMB. When Jilin Ganzhi vacates a warehouse, both parties will renegotiate the rent for the refrigerated warehouse.

We purchased a production factory of ginseng beverage for total consideration of 9,000,000 RMB under a written contract dated March 2, 2010. We paid 500,000 RMB (about USD $75,207) on June 24, 2010; obtained an 8 million RMB (about USD $1,203,312) bank loan from Meihekou City Rural Credit Union to pay the seller on September 10, 2010; and paid 100,000 RMB (about USD $15,041) in December, 2010. The remaining balance 400,000 RMB (about USD $60,167) was to be paid off by end of June 2010 pursuant to the written contract; however, on March 22, 2010, we obtained oral consent from the seller to extend the due date to December 31, 2011.  We were not able to pay off the remaining balance by December 31, 2011 and the seller orally agreed to further extend the due date to the date that we have sufficient cash to pay off the remaining balance.  Nevertheless, if our cash flow do not improve and cannot obtain a further extension from the seller or the seller revokes its oral consent of extension, the seller has the right to repossess the production factory, confiscate the deposit paid to the seller and we will be liable to compensate the seller for an amount equivalent to 6 month’s rental expenses for using the production factory. The principal terms of the written contract are as follows:

●	Parties: Meihekou City Hengyide Warehouse Logistics Co., Ltd. (“Meihekou”) and Ganzhi Ginseng Products Co Ltd & China Ginseng Holdings, Inc. (collectively “Ginseng.”)

●
Meihekou and Ginseng shall go to the PRC auction company Jilin Mingshi Auction Co. Ltd. together to apply for the change of the purchaser’s name from Meihekou to Ginseng. The application fee is borne by Ginseng.

●
All details/content of the location, land area and facilities that to be acquired originally by Meihekou remain unchanged. The amount of the consideration of RMB 9,000,000 (about USD$1,353,726) and the agency commission that was to be originally paid by Meihekou shall remain unchanged and payment shall be made by Ginseng to Meihekou.

●
Payment method: This agreement became effective upon date of signing, Ginseng shall pay Meihekou of RMB 500,000 (about USD $75,207) before March 20, 2010, the remaining balance shall be repaid in full by June 30, 2010.

●	Meihekou shall waive the rental expenses incurred by Ginseng for using the premise for the period from January 2010 to Feburary 2010.

●	If the remaining balance was not settled by June 2010, Meihekou has the right to repossess the premise and confiscate the deposit paid to Meihekou. And Ginseng is liable to compensate Meihekou for an amount equivalent to 6 month’s rental expenses for using the premise.

Ginseng has not paid off the remaining balance of 400,000 RMB (about USD $60,167) until now; however, Meihekou has orally agreed to extend the due date of the payment to the date that we have sufficient cash flow to pay off the remaining balance, with all other terms and conditions remain the same.On August 30, 2012, we paid off the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 800 RMB from the same lender.  The principal terms of the new 8 million RMB bank loan agreement are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

●
Meihekou Credit Union granted a loan of 8 million RMB (about USD $ 1,264,842 to Jilin Ganzhi to be used in calling in and refuding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●
The loan carries a benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. The Company is current on the payment of the interest. The monthly interest rate of August2012 is 10.513 and we paid interest of 94,126.63 RMB (about USD $ 14,837.81) on August 21, 2012.And we have not paid interest in September, 2012 and we will pay it early October, 2012.

●	Repay the principal by installments according to the following repayment plan

Repayment time	Amount(Million)
09-20-2012	1
08-29-2013	1
12-20-2013	1
08-29-2014	5

For more details of the new 8 million RMB loan agreement, please refer to Exhibit 10.28 attached herein to this Form 10-K for fiscal year ended June 30, 2012.

In addition to canned ginseng juice, we have started to focus on wine production. We have already grown and crushed the grapes from our vineyards and have the juice reserved. We have contracted for the final production and bottling of the wine. According to the contract, we shall provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies; pay Jinyuanshan Winery RMB 1 (about USD $0.15) per bottle for processing red wine and RMB 1.5 (about USD $0.22) per bottle for processing ice wine. We started wine production through Jinyuanshan Winery in March 2011 and sales in April 2011. All of our wine are sold through Jinlin Huamei and Hong Kong Huaxia.  For fiscal year ended June 30, 2012, we generated revenues of $232,679 from wine sales.

We generated $4,315,809  and $4,157,418 in revenues for our fiscal years ended June 30, 2012 and 2011 respectively. For the year ended June 30, 2012, our sales and principal customers were as follows:

	Revenues	Percent of Total Revenues
Tong Hua Nanheng Ginseng Co, Ltd	$1,252,362.98	34.85%
Heilongjiang Guoyao Medicines, Ltd	$719,794.27	20.03%
Heilongjiang YiKangYuan Trade company	$1,199,177.98	11.75%
Others (sales less than 10%)	$422,245.77	33.37%
Total Ginseng Revenue	$3,593,581.00	100%
Zhang, Yan	$22,403.88	5.51%
Jin, Mingshu	$22,241.24	5.47%
Fu, Qiang	$21,915.96	5.39%
Wang, Xuhong	$20,818.12	5.12%
Li, Fa	$20,696.14	5.09%
Chang Chun Zhongchun Beverage Co, Ltd	$20,655.48	5.08%
The Zhuji City Fukai Trading Co., Ltd	$19,313.69	4.75%
Wang, Shuzhen	$17,402.65	4.28%
Pan, Meiyi	$15,532.27	3.82%
Shitong Sales Company	$14,963.03	3.68%
Cai, Lijun	$14,719.06	3.62%
Su, Lina	$13,824.54	3.40%
Liu, Dianhai	$13,743.22	3.38%
Shanyi Sengyou Club	$11,262.93	2.77%
Sun, Shaoyun	$10,083.78	2.48%
Zhu, Cuiyun	$9,270.57	2.28%
Li, Furong	$9,026.61	2.22%
Others (sales less than 2%)	$128,730.83	31.66%
Total Ginseng Beverage Revenue	$406,604.00	100%

Hong Kong Yongxing E-Commerce Company	$158,082.11	67.94%
The Changchun City Jincheng Bo Trading Company	$42,184.70	18.13%
Others (sales less than 10%)	$32,412.18	13.93%
Total Wine Revenue	$232, 679	100%

Our ginseng sales revenue includes revenue from our ginseng production and revenue from resale of ginseng purchased from outside farmers. Our ginseng production is constituted of our own farmed ginseng production and ginseng purchased from the farmers who leased land from us. We sell ginseng directly to the market without distributors and to customers who purchase ginseng from us on an order-to-order basis. Though purchases from a few customers aggregately accounted for more than 10% of our sales of ginseng, we do not have any written or oral agreement with those customers. We consider a purchase to be completed once cash is paid by a customer. For large orders, as is custom in the ginseng business, when ginseng is shipped to a customer, the customer pays approximately 20%-30% of the invoice and is entitled to an inspection process which could take up to 60 days. Upon completion of the inspection and approval process, the customer notifies us and sends us the balance of the invoice price, and a sale is recorded.

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

PRINCIPAL EXECUTIVE OFFICE:

Our principal executive offices are located at 1562 Jie Fang Great Road, 16 FL  Zhongji Building,  Suite 1062-1063, Nanguan District, Changchun City, China, Tel: (86) 43188952022. Our website is http://www.chinaginsengs.com.

OUR PRODUCTS:

Ginseng Production

Sales of Ginseng

We sell ginseng directly to the market without distributors and to customers who purchase ginseng from us on an order-to-order basis. Though purchases from a few customers aggregately accounted for more than 10% of our sales of ginseng respectively, we do not have any written or oral agreements with those customers. We consider a purchase is completed once cash is paid by a customer. For large orders, as is custom in ginseng business, when ginseng is shipped to a customer, the customer pays approximately 20%-30% of the invoice and is entitled to an inspection process which could take up to 60 days. Upon completion of the inspection and approval process, the customer pays the balance of the invoice  and a sale is recorded.

If ginseng produced by us or the farmers who leased land from us are not qualified to produce canned ginseng juice, we will sell it to the market. In addition, as we have been engaged in the business of farming, processing and selling ginseng for more than seven years, we are very familiar with the local ginseng planting and have good connection with ginseng farmers. Therefore, sometimes we are able to purchase ginseng with good quality from the outside farmers at a price lower than market price and then directly sell those ginseng we purchased to the market. Starting in 2008, we began reserving fresh ginseng as raw material to produce canned ginseng juice. As of the date of this filing, we are no longer selling fresh ginseng or dry ginseng directly to the market except such portions of our product that are not qualified for use in our canned ginseng juice and the ginseng we purchased from outside farmers which is oxidized ginseng. Ginseng's growing season is from April to September. Normally we sow the seed in April and harvest in September. Excessive rain in June to August will cause oxidation on the ginseng because that is the grow season for ginseng. Our average yearly rain volume in the past ten years is approximately 500 Millimeter and we usually have around 30% of ginseng oxidized each year. However, because we intend to produce high quality canned ginseng juice, we apply very strict and much higher standards when we select ginseng as raw materials for ginseng juice production. Therefore, only portion of non-oxidized with high quality grown ginseng will be reserved for ginseng juice production. For the year ended June 30, 2012, we reserved only 20% of our grown ginseng for ginseng juice production and sold the rest to the market. For the year ended June 30, 2011, we had 90% of ginseng oxidized in the beginning of fiscal year 2011 because there was 1400 millimeter rain from July to August which was unusual given the average annual rain volume in the past ten years. Once ginseng is oxidized, it is no longer qualified as raw material for ginseng beverage; however, we can still sell it to the market at a lower price compared to the price of non-oxidized ginseng.

After we shifted our business focus from direct sale of ginseng to ginseng beverage and wine, we started to store high quality  fresh ginseng for the production of canned ginseng beverage. We are no longer selling fresh ginseng produced by Yanbian Huaxing except low quality ginseng or oxidized ginseng. The oxidized ginseng is not qualified for production of ginseng beverage and we usually have around 30% of ginseng oxidized each year. Therefore, the revenues attributable to the direct sales of ginseng produced by Yanbian Huaxing have already, and will continue to decrease as the ginseng is utilized for the ginseng juice. We sold approximately 114,084.88 kg ginseng in the year ended June 30, 2012, 45% of which is the low quality or oxidized ginseng and 55% of which is the ginseng we purchased from outside farmers. We sold approximately 202,426 kg ginseng in the year ended June 30, 2011, 60.54% of which is the oxidized ginseng and 39.46 % of which is the ginseng we purchased from outside farmers.  Though our sales of ginseng increased from $3,430,087 for the year ended June 30, 2011 to $3,593,581for the year ended June 30, 2012, an increase of 5%. We expect, in the long run, a decrease of revenue from direct sales of ginseng and an increase of revenue from sales of canned ginseng juice. We shifted our business focus mainly to production and sale of ginseng beverage because we believe that there is a significant opportunity for functional drinks in China and there are currently no leading brands in the China market; with our unique production technology of ginseng beverage  and our focus on high-end consumers, In addition,  our sales of wine products increased significantly during the year ended June 30, 2012 and we have been receiving positive feedback about our wine from the distributors. We estimate to have 70% of our revenue from sales of canned ginseng juice, 15-20% of our revenue from sales of ginseng and 10-15% of our revenue from sales of our wine in next five years. However, there is no assurance that the sales of ginseng beverage and wine will generate 70% and 10-15% of our revenues respectively in the next five years.

Sources and Availability of Raw Materials

Ginseng can only be cultivated under severely limited conditions demanding an almost perfect combination of terrain, altitude, and temperature. The growth cycle requires 5-6 years, although, senior maturity can be 8 years,  and, once harvested, the land can not be used again for ginseng planting for at least 25-30 years. Because the suitable lands for ginseng farming are very limited, the key to success in this industry is to control suitable land, as well as to continually develop techniques to increase production per acre.

We have been granted land use rights to 1,500 hectares (about 3705 acres) of land resources for ginseng planting by the local government including Yanbian farm and Mudanjiang farm. Currently, we have planted approximately 287,984 square meters of land. Yanbian farm will be substantially completely harvested by December 31, 2012. Company is only planting small amounts of Ginseng because the climate and soil conditions have deteriorated. And the other farm Mudaniang will harvest no ginseng until about 2018 due to the damages caused by a typhoon strike occurred in August 2012 which will be discussed in more details herein below in this Form 10-K. We plan to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year.  In the succeeding five years, we plan to harvest approximately 287,164 square meters of Ginseng. The harvest plan by year is as follows: 2013-115,200; 2014-58,281 and 2017-2,664.

With regard to the land resources we developed, we have hired our own employees to plant ginseng on part of the lands. Simultaneously, we have executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the remaining portion of the land resources. Approximately 45% of the ginseng we need is from the 3% of developed land. The farming contracts commenced in January 2008 and were renewed in April 2010. In connection with these agreements, we (1) lease sections of the ginseng land to the farmers at approximately $1.5 (10 RMB) per square meter yearly, (2) provide the seeds and fertilizer to the farmers and clear the land of large debris (these costs are capitalized by the Company and included in the Ginseng Crop inventory, and, (3) pay the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter (the farmers are required to produce 2kg ginseng for each square meter that they manage). After harvest, we pay the farmers the market price, which is the price at which other non-affiliated purchasers purchase similar ginseng from other farmers, for their ginseng. If the harvest is below 2 kg per square meter, the difference will be deducted from the total payment for ginseng purchased. If the harvest produces more than 2 kg per square meter, we pay $3.00 for every extra kg. In fiscal year 2012, we purchased approximately 55% of the ginseng we needed from these local farmers.

Inventory

All of our high quality ginseng is currently reserved for use by us in the manufacture of ginseng juice. Fresh ginseng can be placed in refrigerated storage for two years and still be used in the production of ginseng beverages.

Seasonality

Sales of ginseng products are seasonal, with most customers placing orders in the first and fourth quarter in any year as our ginseng is harvested in autumn, after necessary processing procedures, and available for sale in winter. However, as we no longer sell these products to any significant extent, seasonality is no longer an issue.

Canned Ginseng Juice

We are selling the following two products:

●	Ganzhi Ginseng Beverage, Approval No. State Food & Drug Administration G20090249

●	Ganzhi American Ginseng Beverage, Approval No. State Food & Drug Administration G20090208

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

Currently, there are about 10 kinds of ginseng drinks on the market; all of them are imported from Korea. The price range for those products is 4 –30 RMB per can (about USD $0.60-$ 4.51) based on our market research.

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

We have started negotiating distribution and sales agreements with potential general distributors. We are using a form of distribution agreement for general distributors; however, specific terms might differ based on negotiations we have with each distributor. As of the date of this filing, we have signed 20 distributors through Jilin Huamei and established one sale branch office in Jiangsu Province. The form of the distribution agreement is incorporated herein by reference and is filed as Exhibit 10.14 to the Form 10-12G/A we filed on November 10, 2010.

Name of Distributor	Distribution Territory	Term of Agreement	Annual Minimum Purchase Requirements(1)	Down Payment(2)	Six Months Minimum Purchase Requirements(3)

Sha Yurong & Liu Li	Beijing	06/12-09/14	$788,183	$31,527	$157,637
Ma Yan	Baotou City, Inner Mongolia	09/10-09/11	299,850	2,999	44,978
Liu Jianxia	Ordos City, Inner Mongolia	09/10-12/11	299.850	29,985	44,978
Gao Hong	Huhehaote City, Inner Mongolia	09/10-09/11	449,775	29,985	149,925
Li Hua	Autonomous Region, Inner Mongolia	09/10-09/12	119,940	7,496	29,985
Zhang Jiajiang	Zhenzhou City, Henan Province	10/10-10/12	449,775	7,496	224,888
Li Zongfeng	Guangzhou City, Guangdong Province	09/10-09/11	449,775	29,985	149,925
Wang, Guijie	Liaoyuan City, Jilin Province	09/10-09/11	149,925	4,498	44,978
Jiang, Linchun	Distributor of Shanxi Province	12/10-12/12	149,925	2,549	74,963
Wang, Jianjun	Daqing City, Heilongjiang Province	01/11-01/13	299,850	26,987	74,963
Wang, Hongjuan	Qin Huangdao city, Hebei Province	12/10-12/12	299,850	29,985	149,925
Renqiu City Zidong Department Store	Changzhou City, Hebei Province	07/11-07/13	156,666	23,500	47,000
Ling, Kejin	Yulin City, Guangxi Province	07/11-06/13	156,666	23,500	47,000
Liu, Zhonghui	Chengdu City, Xichuan Province	01/11-01/13	313,332	31,333	156,666
Zhang, Haibo	Hegang City, Heilongjiang Province	09/10/09/12	94,000	15,667	15,667
Zhuji City Fukai Trading Co., Ltd	Zhejiang Province	06/11-06/16	313,332	47,000	N/A
Wang, Jianfu	Haila’er City, Neimengu Province	12/10-12/12	78,333	15,667	15,667
Zhao, Junhui	Changbai Mountain Tourism District	04/11-03/13	313,332	15,667	7,833
Changchun Ginseng Beverage Co., Ltd	Changchun City, Jilin Province	03/11-03/16	N/A	31,333	N/A
Ma, Zhihuo	Fujian Province	07/11-07/16	313,332	94,000	78,333

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

●
Distributor is only authorized to sell in physical stores, and through the channels of promotion and group purchase. To guarantee the unified pricing system and fair competition among individual agents, Distributor is not allowed to sell goods by means of E-commerce (to sell on the internet).

●
We guarantee the quality of the goods delivered complies with the relevant State standards for sanitary and health of food production and agrees to be responsible for Distributor’s loss caused by quality problems.

●	We agree to support the publicity and marketing of the Products, provided that it will not affect the normal operation of our website.

●
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

●	If any of products are not fit for distribution in selling regions within three months, Distributor has the right to exchange products in order to meet the market demand.

●
We shall deliver goods within 7 working days from the date that received the order and payment was made in full. The long-distance freight of goods and related insurance cost to Distributor’s city of territory is to be borne by us, and local short-distance freight is to be borne by Distributor.

●
We offer the following incentive awards: The principle of award shall be based on the accumulative purchase amount. If one distributor’s annual total purchase amount (from January 1 to December 31) reaches:

●
Over 500 thousand—1 million RMB, Distributor will receive year-end rebate of one percent of the total purchase amount, in addition, take part in the overseas travel once for one person to Singapore, Malaysia and Thailand organized by Party A.

●	Over 1 million—3 million RMB, rebate of 1.5 percent of the total purchase amount, in addition, take part in the travel once for two persons to Singapore, Malaysia and Thailand organized by Party A.

●	Over 3 million RMB, rebate of 2 percent, and take part in the travel once for three persons to Singapore, Malaysia and Thailand organized by Party A.

●	Other termination provisions include:

●	If Distributor changes the products pricing system without our permission, or refuses to carry out our sales and promotion plans.

●	If Distributor breaches or does not fulfill the provisions of this agreement, which creates adverse effects on us.

●	If Distributor unilaterally decides to terminate the agreement without negotiating with us.

●	Distributor is ordered to make a correction or its business license has been revoked by the government.

●
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

In addition, in order to expand our sales of ginseng juice to Asia market, we adjusted our sales strategy and Hong Kong Huaxia was incorporated to recruit distributors in Asia market in addition to building up online shopping platform to take orders directly from end user customers.

Sources and Availability of Raw Materials

We will obtain the fresh ginseng for beverage production from two sources, our grown gingseng including self-planted ginseng and the ginseng sold to us by farmers in accordance with the contracts we entered into with them , and the ginseng we purchase from the outside farmers.

Ginseng's growing season is from April to September, six months a year. Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in Autumn, the seed can be sowed in September or next Spring, it takes 10 days to germinate and 10 days for seeding. And the whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. For ginseng, every hectare can harvest 18 to 20 kg ginseng. As of June 30, 2012, we have planted approximately 287,984 square meters of land.

Seasonality

There is no seasonality for sale of ginseng beverages.

Wine

We are currently selling three types of wine: Bingqing Ice Wine, Pearl in the Snow (red wine), Linyuan Hong Wine (red wine).

Our grapes grew on 750 acres of land leased from a group of individual farmers, paying approximately $37.50 per acre a year for 15 years. This lease expires on December 31, 2014. However, recent harvests from our vineyard showed poor quality indicating the vineyard is long longer suitable for the production of wine. We decide to abandon the growing and harvesting of grapes and will now purchase grapes in the open market to produce wine.

We started production of wine in March 2011 and sales in April 2011. Through our subsidiary Tonghua Linyuan, we have a written production agreement with Tonghua Jinyuanshan Winery (“Jinyuanshan Winery”) to produce Pearl in Snow Wine and Ice Wine for us from May 20, 2012 to May 19, 2017. Under the terms of the agreement, we provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies, and Jinyuanshan Winery produces and bottles the wine with a charge of approximately $0.16-0.24 per bottle (approximately $0.16 a bottle for processing red wine,  and approximately $0.24 per bottle for processing ice wine). Other principal terms of the agreement are as follows:

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

We, through our subsidiary Tonghua Linyuan, have another written production agreement with Jinyuanshan Winery to produce. Linyuan Hong Red for us at a charge of approximately $0.16 per bottle from May 20, 2012 to May 19, 2017. The agreement contains similar terms as the production written agreement we have with Jinyuanshan Wineary for producing Pearl in Snow Wine and Ice Wine. For more details of our wine production agreements with Jinyuanshan Winery, please refer to Exhibit 10. 30 and 10.31 filed herein to this Form 10-K for the fiscal year ended June 30, 2012.

The estimated total costs associated with our  wine production is approximately 20 million RMB (about USD $3,019,916) including 10 million RMB for working capital, 10 million RMB for grape vineyard,, wine processing, storage, marketing and other expenses. We plan to be funded through a combination of short-term borrowings, bank loans, cash from operations and sales of our equity.

Production Methods and Sources and Availability of Raw Materials

Wine is produced by fermenting crushed grapes using various types of yeast. Yeast consumes the sugars in the grapes and converts them into alcohol. As of June 30, 2012, Tonghua Linyuan has reserved 1,170 tons of grape juice for fermentation stored in 16  stainless holding tanks. As of June 30, 2011, we have 965 tons of fermented grape juice. As recent harvests indicates that our vineyard is no longer suitable for producing grapes for wine production, we will now purchase grapes directly from the open market.

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

In addition, as a part of our adjustment to our marketing strategy of our ginseng juice and wine, we have established Hong Kong Huaxia in March 2012 to recruit distributors to sell wine and ginseng juice outside China in Asia markets and to build and maintain online shopping platform to take orders directly from end user customers.

Seasonality

Grapes are harvested in October, but wine has no seasonality.

MARKETING ACTIVITIES

All of our products will be sold by our subsidiary Jilin Huamei and Hong Kong Huaxia through distributors or Jilin Huamei’s sale branch offices in some major cities, or Hong Kong Huaxia’s e-commerce.

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

Although our other products have no patent protection, our two types of ginseng beverages have been certified as PRC domestic healthcare food by SFDA (State Food and Drug Administration) and received approval certificates (“GMP Healthcare Food Certificate”) from the SFDA, each of which is valid for a term of 5 years and renewable at the expiration thereof. According to the  Rules for Administration over Registration of Healthcare Food (Trial Implementation)  issued by SFDA on April 30, 2005, the healthcare food applying for GMP Health Food Certificate refers to such food as claimed to have special health function or focuses on supplementing vitamins or minerals, that is, food which is suitable for special population, has function of regulating the institutions instead of treating diseases, and will not bring any acute, sub-acute or chronic damages to the body. The application for registration of healthcare food shall be subject to an examination and approval process in which the SDFA evaluates and examines systematically the safety, effectiveness, quality controllability as well as the specifications of the healthcare food being applied for registration and make a decision as approving the registration or not according to the application and based on the lawful procedures, conditions and requirements. As of the date of this filing, we have following SFDA approval:

a.	Health food production permit for Jilin Ganzhi Beverage Company, Approval No .[2009]001, issued on June 8, 2012, valid until September 22, 2013.
b.	SFDA approval for Ganzhi Ginseng Beverage, No. SFDA G20090249 issued by the State Food & Drug Administration on 05/31/2009 which is valid for five years.
c.	SFDA approval for Ganzhi American Ginseng Beverage, No. SFDA G20090208 issued by the State Food & Drug Administration on 5/27/2009 which is valid for five years.

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

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress, approved and promulgated the PRC Enterprise Income Tax Law. The PRC Enterprise Income Tax Law  took effect on January 1, 2008. Under the  PRC Enterprise Income Tax Law , foreign investment entities and domestic companies are subject to a uniform tax rate of 25%. The  PRC Enterprise Income Tax Law  provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the  PRC Enterprise Income Tax Law  and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the  PRC Enterprise Income Tax Law  will be eligible for a five-year transition period since 1 January, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the  PRC Enterprise Income Tax Law . From 1 January, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the  PRC Enterprise Income Tax Law  , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

The PRC Enterprise Income Tax Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”. Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payer acting as the obligatory withholder under the  PRC Enterprise Income Tax Law , and therefore such income taxes generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the  PRC Enterprise Income Tax Law . It is currently unclear in what circumstances a source will be considered as located within the PRC. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if we are considered as a “non-resident enterprise” under the  PRC Enterprise Income Tax Law  and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

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

●
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

●
The alcohol format is prescribed in Chinese regulations. The alcohol statement should be in the form ‘Alcoholic strength xx.x percent vol’. The tolerance between the actual and the stated alcohol is +/- 1.0percent.

●	The volume statement must appear on the label. The statement must be on the same display panel as the word ‘wine’.

●	A country of origin statement is mandatory. The date of bottling is required on Chinese labels.

●	Wines with an alcohol content of 10 percent or less are required to include a minimum durability date. Wines over 10 percent alcohol are exempt from this requirement.

●	The product type is mandatory for China. This can be indicated by the actual sugar content or by the category.

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

We believe we compete in this market based upon:

●	Land Resources controlled directly or through arrangements with farmers;

●	Ginseng cultivation systems and techniques; and

●	Established Distribution Network.

Ginseng Beverage

In the market there are about 10 kinds of ginseng beverage listed as following. The prices of these products range from approximately $0.60 to $4.51 per bottle. However, we have noticed that there is little advertisement and promotion currently in the China market and the sales of ginseng drinks are limited.  Based on the market research we conducted in July 2010 through a research institute, China Lantu Hongye Research Institute, the management believes there has not been a leading brand of ginseng beverage in the China market yet.

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

We believe we have some competitive advantage in the China market due to the technology we use to produce our ginseng beverage.  Based upon reading of competitors’ labels, all of their ginseng drinks are produced by blending after extracting ginsenosides through chemical methods. Management believes that the extraction for ginsenosides will cause damage to its nutritional components because high heat is used in the process of the extraction.  Our technology is different from the method used by our competitors.  We squeeze out the natural juice from fresh ginseng. However, our drink formula enables us to use refrigerated ginseng as raw material to produce canned ginseng juice and still able to maintain its freshness and nutrition in final products  The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance. In order to store the fresh ginseng, we rent a refrigerated warehouse (-20 C degree) to store all fresh ginseng. We currently have fresh ginseng inventory to produce approximately one million of canned ginseng juice.

Wine

We are competing with domestic producers of wine as well as importers of wines from other countries.  Due to the size of our production, we are a small competitor in the market.  Some of our competitors have greater financial and personnel resources and all have achieved greater market penetration than we have.

We will use grapes purchased from the open market for our wine production.  As the quality of the wine substantially depends on the quality of grape juice and the location of vineyard, the principal competitors we will have in wine business will be the following companies using the grapes grown in the same area:

●	Jilin Provincial Changbaishan Wine Holding Co., Ltd.

●	Jilin Tianchi Wine Company Ltd.

●	Tonghua Tianchi Wine Company Ltd.

The climate in Changbai Mountain is ideal for growing grapes because of the significant temperature difference during day and night. It contributes to the accumulation of polyphenols and Flavonoids in grapes improving the taste and quality of the wine.  In addition, Changbai Mountian has longer cold winters. On average, for more than 160 days per year,  the temperature in Changbai Mountain falls below -45 C, which  prevents the development of  pest diseases.

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

Employees

We have the following employees, the seasonal field workers of which are part time:

	Total	Officers	Admin	Accounting	Full-time Employee	Part –time Employee

China Ginseng Holding	12	3	4	3	2	0
Jinlin Huamei	39	1	10	2	25	0
Yanbian Huaxing	175	6	15	2	17	130
Jilin Ganzhi	86	2	15	2	67	0
Tong Hua Linyuan	25	2	1	2	0	0
Hong Kong Huaxia	27	5	8	2	12	20
Total	359	20	53	13	123	150

We consider our relationship with our employees to be excellent.

ITEM 1A.       RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.          PROPERTIES

Our principal executive offices are located at 1562 Jie Fang Great Road, 16 FL  Zhongji Building,  Suite 1062-1063,Nanguan District, Changchun City, China.. The corporate headquarters occupy approximately 749.17 square meter and is on a one year lease from January 1, 2012 to December 31, 2012.  Rent is approximately $500, 76 for one year.

We own free and clear the office building located in the City of Yanbian, which is approximately 4,519 square feet, and it is used for office/administrative purposes. We also own free and clear processing center  in the City of Yanbian, which is consisted of 7,090 square feet of space; warehouse space of 1366 square feet; and seasonal worker dormitory of 688 square feet.  In the City of Yanbian, we also own the right to use the parcel of land (129,120 square feet approximately) where these facilities are located.  The land use right is for 30 years commencing November 2002 and there  is no rent required due to the preferential policies.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol “CSNG” and has very limited trading.   The closing price for our Common Stock on the OTCBB on October 1 , 2012 was $0.80 per share.

As of October 1 2012, we had 406 record holders of common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

In addition, past financial results are not indicative of future performance due to our emphasis on further commercializing ginseng juice with our crops as raw materials and broadening our offing, such as wine sale.   Furthermore, we cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Consolidated Financial Statements

The financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries: Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited, Tonghua Linyuan Grape Planting Co. Limited and Hong Kong Huaxia International Industrial, Co. Limited.  All intercompany transactions have been eliminated in consolidation.

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

Concentrations of Suppliers

All the Company’s suppliers are located in mainland of China.

Revenue Recognition

Through the year ended June 30, 2011, the Company’s primary source of revenue was the sale of fresh and dried Ginseng. During the year ended June 30, 2012, the Company reserved and processed its grown Ginseng suitable for ginseng juice production and sold the rest of its grown ginseng. In addition, the Company purchased Ginseng from farmers for its resale business. Ginseng is planted in the Spring (March) and Fall (September) of each year and is generally harvested in September. It usually takes 6 years for a Ginseng root to mature, although, senior maturity can be 8 years.

Harvested Ginseng can be sold in two ways: (1) fresh Ginseng which can be sold immediately and stored in refrigerators for up to 3 years and (2) dried Ginseng which is processed and dried via sunlight and steam machines. Drying is a two month process.  Dried Ginseng can be stored up to 5 years. The Company has focused on selling dried Ginseng as it is more profitable than selling fresh Ginseng. The Company has also been storing fresh Ginseng for future juice manufacturing paid upon delivery as payment in advance.  The balance is billed after the customer incurs a lengthy inspection process which can take up to 60 days.  Until the customer finalizes its inspection and deems the shipment acceptable, the shipment is still the property of the Company.  Upon customer completion of inspection and approval, the sale is then recognized and the balance of the invoice price is wired to the Company. For smaller sales, customers pick up the Ginseng from the Company, pay in cash at time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon shipment/payment.

The Company has entered into several distribution agreements to sell Ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship the product to the distributor and title will pass to the distributor.  In relation to distribution agreements for Ginseng beverages, it is the Company’s policy, commencing with the initiation of the distribution agreements, to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  The Company is establishing history as to the quantity of the Ginseng which has been returned in order to determine if a reserve for returns and allowances is necessary.  To date, returns have been minimal. For each reporting period, the Company ascertains from each distributor its’ current on hand quantity and assesses the situation in order to establish a return allowance, if necessary.  As of June 30, 2012, all distribution sales had been sold to third parties.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When Ginseng is shipped to a customer, the customer is entitled to an inspection process which could take up to 60 days.  Upon completion of the inspection and approval process, the customer notifies the company and a sale is recorded.  The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  Account balances are written off against the allowance if management determines the receivable is uncollectible.  The Company’s standard term stipulate payment in 60 days and considers a receivable to be uncollectible after one year.  The allowance for doubtful accounts was $664,976 and $498,198 at June 30, 2012 and June 30, 2011, respectively.

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

In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests indicating the vineyard land was no longer suitable for the production of wine or grape juice. Accordingly, the Company has abandoned the vineyard and recorded a charge to operations of $872,568. The Company has also decided not to renew its leases with the Chinese Government.  Going forward, the Company will purchase grapes in the open market to produce wine and grape juice.

Recently Issued Accounting Pronouncements

In May 2012, the Financial Accounting Standards Board (FASB) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact.

In June 2012, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The Company adopted this accounting standard effective July 1, 2011.

In August 2012, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

Discussion of Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the year ended June 30, 2012 and 2011respectively.

	For the Year Ended June 30,
			Change
	2012	2011	Amount	%
Revenues	$4,315,809	$4,157,418	$158,391	3.81%
Cost of Goods Sold	$3,358,399	$3,482,561	$(124,162)	-3.57%
Gross profit	$957,410	$674,857	$282,553	41.87%
Selling ,general and administrative expenses	1,901,255	1,595,059	306,196	19.20%
Bad Debt Expense	586,352	-	586,352
Depreciation and amortization	133,643	18,658	114,985	616.28%
Impairment of grape vineyard	872,568	-	872,568
Interest expense	347,283	263,127	84,156	31.98%
Gain on disposal of equipment	-	(57,386)	(57,386)	100%
Provision for income taxes	41,793	36,268	$5,525	15.23%
Net Loss	$(2,925,484)	$(1,108,333)	$1,817,151	-163.95%

The year ended June 30, 2012 compared to the year ended June 30, 2011

Revenue

Products	June 30, 2012 Revenue	% of total revenue	June 30, 2011 Revenue	% of total revenue	2012-2011 Variance of Quantity	2012-2011 Variance of Unit Price	2012-2011 Dollar Variance	% change
Ginseng (production)	$888,562	20.59%	$1,123,799	27.03%	(18,885,87)kg	0.84	$(235,237)	-20.93%
Ginseng (purchase)	2,705,019	62.68%	2,306,288	55.47%	(16,798.53)kg	12.78	398,731	17.29%
Seeds and Seedlings	--	--	158,533	3,81%	--	--	--	--
Ginseng Beverage	416,644	9.65%	568,323	13.67%	485( Box)	-13.87	$(161,719)	-28.46%
Wine	232,679	5.39%	475	0.02%	3,640 ( Box)	55.9	232,204	48885.05%
Okur Pot	34,676	0.80%	--	--	--	--	33,683	--
Jade Ornaments	38,229	0.89%	--	--	--	--	37,134	--
Total	$4,315,809	100%	$4,157,418	100%			158,391	3.81%

Our total revenue slightly increased from $4,157,418 for the year ended June 30, 2011 to $4,315,809 for the year ended June 30, 2012, an increase of $158,391 or 3.81%.. The increase was primarily due sales of more products through our newly established subsidiary, Hong Kong Huaxia.

Our ginseng sales revenue from our ginseng production includes our own farming production and ginseng purchased from the farmers who leased land from us, collectively referred as our grown ginseng.

For the year ended June 30, 2012, the sales of our grown ginseng decreased by $235,237 or 20.93% , compared to the year ended June 30, 2011.  The decrease was mainly caused by the fact that in fiscal year 2012, we decided to let our grown ginseng grow one additional year before the harvest so that we could have better quality ginseng for ginseng beverage production. Thus, during the year ended June 30, 2012, we harvested and sold less grown ginseng. In the fiscal year 2011, however, 90% of our grown ginseng was oxidized because of the excessive rain and became unsuitable for ginseng beverage production. As a result, we sold more grown ginseng during the year ended June 30, 2011.In August 2012, the typhoon "Bolaven" landed at Mudanjiang Ginseng Farm causing a significant loss on our own ginseng production. As a result of the typhoon, all of the ginseng at Mudanjiang that was to be harvested in the calendar years 2013 and 2014 has been lost so that there will be no ginseng to be harvested until 2018.

Although, the damage caused by the typhoon will reduce the production of our grown ginseng leading  our ginseng juice production to be more dependent on outside sources for raw material supplies,   we believe this damage should not have a significant impact on our ginseng beverage business due to the following reasons: 1) our current inventory for stored high quality fresh ginseng enables us to produce approximately one million cans of ginseng; 2) we sold 13,972 boxes (159,281 cans) of ginseng juice during the year ended June 30, 2012 and though we anticipate that market demands for our ginseng juice will increase gradually, we do not foresee it will exceed one million cans of ginseng during the year of 2013 ; 3) in the past, high quality ginseng purchased from the outside farmers has been a major source of raw material supplies for ginseng juice production and we will continue purchasing ginseng from outside sources for ginseng juice production based on our production needs; and 4) we maintain good relationships with ginseng farmers and are well known in local ginseng industry. We have not encountered any difficulty and do not expect  any in purchasing high quality ginseng from outside sources.

On the other hand, the revenue of our resale of ginseng we purchased from the open market based on our major customers’ orders increased from $2,306,288 for the year ended June 30, 2011 to $2,705,019 for the year ended June 30, 2012, an increase of $398,731 or 17.29%. The increase was mainly caused by the increased resale price. The average resale price of the purchased ginseng increased by RMB 12.78/Kg (approximately USD $2/Kg) or 44% during the year ended June 30, 2012, compared to the year ended June 30, 2011. This increase was due to 1) national inflation in ginseng raw material; 2) increased exports of ginseng; 3) increased quality of ginseng we purchased in 2012 compared to we purchased in 2011.

For the year ended June 30, 2012, approximately $416,644 or 9.65 % of our revenue was generated from our ginseng beverage production, a decrease of $151,679 or 26.69%, compared to the year ended June 30, 2011. The decrease was due to decreased quantity and sale price. Because of the limited cash we had in 2012, we were not able to promote the market for our ginseng beverage. Though we discounted our sale price, we sold less ginseng beverage compared to the year ended June 30, 2011. Thus, in the third quarter of fiscal year 2012, we decided to adjust our marketing strategy of ginseng beverages  and wine. We established Hong Kong Huaxia to recruit distributors to sell our ginseng juice and wine outside of China in the greater Asia Market and to set up an online shopping platform to accept orders directly from customers.

We believe that we will be able to promote the market through Hong Kong Huaxia and expect that sales of ginseng beverage will rise to 70% of our revenue in the next five years. However, there is no assurance that our sales of ginseng beverage will meet our expectation as the market conditions may change.

For the year ended June 30, 2012, approximately $232,679 or 5.39% of our revenue was generated from wine product, an increase of $232,204, compared to the year ended June 30, 2011. The increase occurred because we sold more wine through Hong Kong Huaxia and the sale price was increased compared to 2011.

●	8% of $232,204 or $18,576 increase was caused by increased selling quantity

●	92%% of $232,204 or $213,628 increase was caused by the increase of sale price of wine

In the year ended June 30, 2012, we launched a new wine, Linyuan Hong. Though the sales of wine accounted for 5.4% of our revenue for the year ended June 30, 2012, it was increased from 0.02% for the year ended June 30, 2011. We anticipate that approximately 10%-15% of our revenue will come from sales of wine in next three to five years. Nevertheless, there can be no assurance that our sales of wine will reach such level in the anticipated time period as market conditions may change.

The remaining $72,905 of our revenue for the year ended June 30, 2012 was generates from sales of Okur of  $34,676 and sales of  Jade Omaments of $38,229, which were sold  through Hong Kong Huaxia based on consumers’ special orders. Going forward, we do not expect this to be a major source of our revenues.

Cost of Goods Sold

	30-Jun-12 Cost of goods Sold	% of total cost of goods sold	30-Jun-11 Cost of good sold	% of total cost of goods sold	2012-2011Variance quantity		2012-2011 Variance Of Unit Price	2012-2011 Dollar Variance	% Change
Ginseng (production)	$644,583	19.19%	$1,136,846	32.64	(34,120)	kg	(17.41)	(492,263)	-43.30%
Ginseng (purchase)	2,440,416	72.67%	1,900,216	54.56	(43,318)	kg	15.78	540,200	28.43%
Ginseng Beverage production	219,335	6.53%	445,176	12.79	485	box	(19.00)	(225,841)	-50.73%
wine production	31,895	0.95%	323	0.01	3,640	(box)	3.46	31,572	9774.61%
Okur Pot	16,757	0.50%	---	---	---		---	16,757
Jade Ornaments	5,413	0.16%	---	---	---		---	5,413
Total	$3,358,399	100	$3,482,561	100				$(124,162)	-3.57%

Our total cost of goods sold decreased from $3,482,561 for the year ended June 30, 2011 to $3,358,399 for the year ended June 30, 2012, a decrease of $124,162 or 3.57%.

1. The total cost of ginseng production decreased from $ 1,136,846 for the year ended June 30, 2011 to $ 644,583 for the year ended June 30, 2012, a decreased of $492,263 or 43.3%. The decrease was mainly caused by the fact we harvested less ginseng in 2012 , therefore, our related ginseng crops cost, such as seeds cost  and labor cost, decreased in 2012.

2. The cost of resale of purchased ginseng increased from $1,900,216 for the year ended June 30, 2011 to $2,440,416 for the year ended June 30, 2012. The increase was primarily because of the increased purchase price of ginseng due to nationwide inflation.

3. Our cost of ginseng beverage production decreased from $445 176 to $ 219,335 for the year ended June 30, 2012, primarily due to decreased variable cost, such as part time labor cost, raw material cost and maintenance fees, etc.

4. Our cost of wine production increased from $323 for the year ended June 30, 2011 to $31,895 for the year ended June 30, 2012. The increase was mainly because of the significant increase in the quantity of wine we sold during the year ended June 30, 2012.  We produced and sold much more wine during the year ended June 30, 2012. We sold 3,640 boxes of wine during the year 2012, compared against 323 boxes of wine we sold during the year ended June 30, 2011.

Gross Profit

Gross profit was approximately $957,410 for the year ended June 30, 2012 compared to $674,857 for the year ended June 30, 2011, an increase of $282,553 or 41.87%. The increase was primarily due to the decrease in the cost of goods sold of our products.

Selling General and Administration Expenses

Selling, general and administrative expenses increased from $1,595,059 for the year ended June 30, 2011 to $1,901,225 for the year ended June 30, 2012, an increase of $306,196 or 19.20%. The increas in 2012 was due to the increase in our operation expense from Ganzhi including but not limited to meal allowance, repairs to the factory, rental, and transportation and newly incurred expenses for the operation of Hong Kong Huaxia.

Our selling, general and administrative expenses may fluctuate in the future due to a variety of factors, including, but not limited to:

●	Additional expenses as a result of becoming a reporting company including, but not limited to SEC reporting , transfer agent fees, additional staffing, professional fees and similar expenses;

●	Expenses resulting from developing new products or expansion of new markets, including travel and entertainment and advertising expenses.

Bad Debt Expense

The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  The increase in bad debt expense in 2012 was due to the determination that certain past due receivables from 2011 were uncollectible.  There was no bad debt expense in 2011 due to the limited sales in 2010.

Depreciation and Amortization

Depreciation and amortization was $133,643 for the year ended June 30, 2012, compared to $18,658 for the year ended June 30, 2011, an increase of $114,985 or 616.28%.  The increase was primarily due to the additional depreciation on property acquired subsequent prior to the year ended June 30, 2012.

Interest Expense

Our Interest expense increased by $84,156, from $263,127 for the year ended June 30, 2011 to $347,283 for the year ended June 30, 2012, representing a 31.98% increase.  Interest expense includes an amount for imputed interest relating to non-interest bearing loans to related parties aggregating $112,838 and $146,720 for the years ended June 30, 2012 and 2011, the interest paid to bank loans for the Jilin Ganzhi building, which were the primary reasons for the increase in interest expense.

Income Tax Expense

Income tax expense for the year ended June 30, 2012 was 41,793, an increase of $78,061 from $(36,268) for the year ended June 30, 2011. This income tax expense in the fiscal year 2012 includes taxes payable in China by the Company’s subsidiary, Yanbian Huaxing, JiLin Ganzhi and Jilin Huamei and taxes payable in Hong Kong by the Company’s subsidiary Hong Kong Huaxia.

Impairment of Grape Vineyard

In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests which were not suitable for the production of wine or grape juice. Accordingly, the Company has abandoned the vineyard and recorded a charge to operations of $872,658.

Net Loss

As a result of the above factors, net loss was $2,925,484 for the year ended June 30, 2012, an increase of $1,817,151 or 163.95%, as compared to the net loss of $1,108,333 for the year ended March 31, 2011.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on June 30, 2012 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $152,897 and $255,522 for the year ended June 30, 2012 and 2011, respectively. And we have comprehensive loss of $2,772,587 and $852,811 for the year ended June 30, 2012 and 2011, respectively.  The assets  and liabilities  amounts with the exception of equity  for the year ended June 30, 2012 were translated at 6.3249  RMB to 1.00 USD as compared to 6.6227 RMB to 1.00 USD for the year ended June 30, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the year ended June 30, 2012 and 2011 were 6.3437 RMB and 6.7157 RMB, respectively.

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

Compared to a working capital of $1,266,218 as of June 30, 2011, we had a deficit of $547,480 in working capital as of June 30, 2012.

As of June 30, 2012, there was no change in our loan payments compared with June 30, 2011 since the loans remained constant. As of June 30, 2012, we had an outstanding loan of 2,000,000 RMB (about $316,211) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of 2,000,000 RMB (about USD $316,211) with an annual interest of 6.325%

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender. Nevertheless, we had a net loss of $2,925,484 for the year ended June 30, 2012. If we continue operations without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If we can not pay off the loan in the event Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, initiate an auction sale or take any other methods to liquidate the secured assets and receive the payment of outstanding principal and interests’ senior to any other party out of the secured assets.  As the date of the filing, Tonghua Linyuan has 31 storage cans in total including 15 carbon-steel cans and 16 high-speed steel storage cans;  2  white-steel transport tanks, 1170 tons of grape juice. Therefore, if Ji’An Qinshi decides to revoke the oral agreement and call the loan, it will not lead to the close of operation and business of Tonghua Linyuan, however, it will cause extra costs for Tonghua to rent additional storage cans from third parties.

On August 30,  2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,264,842) from the same lender.  The principal terms of the new 8 million RMB bank loan agreement are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

●
Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,264,842 ) to Jilin Ganzhi to be used in calling in and refuding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●
The loan carries an benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,126.63 RMB (about USD $ 14,837.81) on August 21, 2012.And we have not paid interest in September, 2012 and we will pay it early October, 2012.

●
 Repay the principal by installments according to the following repayment plan: principal payment of RMB1M (approximately USD $158,227) on September 20, 2012, RMB 1M (approximately USD $158,227) on August 29, 2013, RMB 1M (approximately USD $158,227) on December 20, 2013 and RMB 5M (approximately USD $790,161) on August 29, 2014.

For more details of the new 8 million RMB loan agreement, please refer to Exhibit 10.28 attached herein to this Form 10-K for fiscal year ended June 30, 2012.

As of June 30, 2012 and 2011, we had notes payables of approximately $1,667,047 and $830,570 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders. The individuals loaned us funds, which are interest free, have no specific repayment date  and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

As of June 30, 2012, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.  As of June 30, 2012, we raised capital of $49,940 in cash through a Regulation S private placement to meet the capital requirement. Meanwhile, we plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Discussion of Cash Flow

Cash flows results for the fiscal years ended June 30, 2012 and 2011 are summarized as following:

	June 30, 2011	June 30, 2010
Net cash (used in) operating activities	$(1,051,086)	$(1,892,793)
Net cash (used in) investing activities	(32,338)	(135,822)
Net cash provided by financial activities	886,417	1,894,783

Operating activities

Cash flows used in operating activities decreased by $1,051,086 for the year ended June 30, 2012, compared to the year ended June 30, 2011. This change was primarily due to a combination of a net loss of $ 2,925,484, increased accounts receivable of $384,057, increased inventory of $299,811and increased payables to farmers of $253,373. These amounts were mainly offset by a decrease in ginseng corps of $434,735, decrease in prepaid expense of $537,487, an increase in accounts payable of $291,952 and a decrease in accounts due from farmers of $257,540.

The increase in accounts receivable represents the uncollected amounts from our increased credit sales during the year. An increase in inventory was because of the raw materials reserved by the Company for ginseng juice and wine production. An increase in accounts payable and in payable to farmers was due to the credit term we earned from our suppliers.

The decrease in our ginseng crops was because the Company harvest less ginseng during the year ended June 30, 2012.  The decrease in prepaid expense resulted from the Company purchasing less ginseng from the market. The decrease in accounts due from farmers was because the Company extended the credit term to them to obtain a good relationship with the suppliers.

Investing activities

Cash flows used in investing activities amounted to $32,338 for the year ended June 30, 2012, which consisted of a long-term investment of $16,358 and a purchase of property and equipment of $15,980.  During the year ended June 30, 2012,Yanbian Huaxing spent $3,775 (24,500 RMB) to purchase a tractor for ginseng farming business and Jilin Huamei spent $12,205 (77,425) RMB) purchasing office supplies, such as computers, printers; office tables; desks, bookcases, chairs and sofa.

Cash flows used in investing activities amounted to $135,822 for the year ended June 30, 2011, which consisted of a long-term investment of $ 23,643 ; a purchase of property and equipment of $112,179. In December 2010, the Company invested $23,643 (approximately 153,000 RMB) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method.

In September 2011, the Company entered into agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company is required to invest a total of $78,679 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012. In September 2011, the Company invested $15,887 (RMB 100,000) in Jilin Jiliang. As of the date of this filing, the Company has not yet invested the reminaing $63,550 (RMB 400,000). The Company accounts for this investment utilizing the cost method.

Financing activities

Cash flows provided by financing activities for the year ended June 30, 2012 was $886,417 which consists of proceeds from sale of common stock of 49,940 and proceeds from loans payable to the related parties of $836,447.

Our cash flows provided by financing activities for the year ended June 30, 2011 was $1,894,783, which consist of proceeds from sale of common stock of $1,898,722 and proceeds from loans payable to related parties of $71,602 offset by payment on note payable-building purchase of $75,541.

Cash flows provided by financing activities decreased by $1,008,366 or 53.22 % for the year ended June 30, 2012 compared to June 30, 2011.

Going Concern

As indicated in the accompanying financial statements, the Company had an accumulated deficit of $5,761,409, at June 30, 2012, a negative working capital of $547,480 at June 30, 2012 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Ginseng Holdings, Inc. and Subsidiaries
Changchun City, China

We have audited the accompanying consolidated balance sheets of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2012.  China Ginseng Holdings, Inc. and Subsidiaries management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred an accumulated deficit of $5,761,409 since inception, has a negative working capital of $547.480, and there are existing uncertain conditions the Company faces relative to its ability to obtain working capital and operate successfully.  These conditions raise substantial doubt about its’ ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note A.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
October 4, 2012

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
CURRENT ASSETS
Cash	$24,183	$69,094
Accounts receivable- net of allowance for bad debts of $664,976 and $498,198 at June 30, 2012 and 2011, respectively	1,332,043	947,986
Inventory	1,819,905	1,520,094
Ginseng crops, current portion	909,665	769,581
Due from related parties	152,394	176,897
Prepaid expenses	311,251	655,586
Total Current Assets	4,549,441	4,139,238
PROPERTY AND EQUIPMENT, net of Accumulated depreciation of $802,033 and $1,019,963 at June 30, 2012 and 2011, respectively	1,629,664	2,585,833
OTHER ASSETS
Ginseng crops, non-current portion	1,585,878	2,160,697
Intangible assets-patents, net of accumulated amortization of $10,915 and $9,325 at June 30, 2012 and 2011, respectively	6,447	8,037
Receivable from farmers	191,794	101,906
Investment in unconsolidated subsidiaries	40,001	23,643
Deferred income tax asset	170,044	195,025
Total Assets	$8,173,269	$9,214,379

CURRENT LIABILITIES
Loan payable to financial institution	$316,211	$309,043
Note payable – building purchase	1,264,842	250,000
Notes payable – related parties	1,667,047	830,570
Accounts payable	1,068,765	776,813
Accrued expenses	288,873	345,279
Taxes payable	291,760	221,732
Payments received in advance	199,423	139,583
Total Current Liabilities	5,096,921	2,873,020
OTHER LIABILITIES
Note payable-building purchase, net of current amount	-	986,170
Payable to farmers	549,841	262,634
Total Liabilities	5,646,762	4,121,824
STOCKHOLDERS’ EQUITY
ommon Stock, $0.001 par value, 50,000,000
shares authorized; 44,397,297 and 44,196,597
shares issued and outstanding at June 30, 2012
and 2011, respectively	44,398	44,197
Additional paid-in capital	7,370,043	7,163,705
Accumulated deficit	(5,761,409)	(2,835,925)
Accumulated other comprehensive income	873,475	720,578
Total Stockholders’ Equity	2,526,507	5,092,555

Total Liabilities and Stockholders’ Equity	$8,173,269	$9,214,379

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2012	2011

REVENUE	$4,315,809	$4,157,418

COSTS AND EXPENSES
Cost of goods sold	3,358,399	3,482,561
Selling, general and administrative expenses	1,901,255	1,595,059
Bad debt expense	586,352	-
Depreciation and amortization	133,643	18,658
Impairment of grape vineyard	872,568	-
Total Costs and Expenses	6,852,217	5,096,278

LOSS FROM OPERATIONS	(2,536,408)	(938,860)

NON OPERATING INCOME (EXPENSE)
Interest expense	(347,283)	(263,127)
Gain on disposal of equipment	-	57,386
Total Non Operating Income (Expense)	(347,283)	(205,741)

LOSS BEFORE INCOME TAXES	(2,883,691)	(1,144,601)

PROVISION FOR INCOME TAXES	41,793	(36,268)

NET LOSS	$(2,925,484)	$(1,108,333)

OTHER COMPREHENSIVE INCOME
Translation adjustment	152,897	255,522

COMPREHENSIVE LOSS	$(2,772,587)	$(852,811)

NET LOSS PER COMMON SHARE
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	44,346,848	41,224,515
Diluted	44,346,848	41,224,515

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(2,925,484)	$(1,108,333)
Adjustments to reconcile net loss to
net cash from operating activities:
Depreciation and amortization:
Charged to operations	133,643	18,658
Capitalized in inventory	29,150	176,184
Impairment of grape vineyard	872,568	-
Imputed interest	156,599	146,720
Gain on disposal of equipment	-	(57,386)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(384,057)	(901,933)
(Increase) decrease in inventory	(299,811)	(336,044)
(Increase) decrease in prepaid expense	537,487	(799,520)
(Increase) decrease in due from related parties	24,503	(150,977)
(Increase) decrease in amounts due from farmers	257,540	(281,085)
(Increase) decrease in Ginseng crops	434,735	1,073,841
(Increase) decrease in payable to farmers	(253,373)	353,076
(Increase) decrease in deferred income tax	-	(56,905)
Increase (decrease) in accounts payable	291,952	(73,565)
Increase (decrease) in taxes payable	70,028	5,476
Increase(decrease) in payments received in advance	59,840	114,976
Increase (decrease) in accrued expenses	(56,406)	(15,976)
Net cash used in operating activities	(1,051,086)	(1,892,793)

Cash Flows from Investing Activities:
Investment in unconsolidated subsidiary	(16,358)	(23,643)
Purchases of property and equipment	(15,980)	(112,179)
Net cash used in investing activities	(32,338)	(135,822)

Cash Flows from Financing Activities:
Payment on note payable-building purchase	-	(75,541)
Sale of common stock	49,940	1,898,722
Proceeds from loans payable to related parties	836,477	71,602
Net cash provided by financing activities	886,417	1,894,783

Effect of exchange rate on cash	152,096	31,815

Decrease in cash	(44,911)	(102,017)

Cash at beginning of period	69,094	171,111

Cash at end of period	$24,183	$69,094

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2012	2011

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$135,232	$13,212
Income taxes	-	-
Non-cash disclosures:
Refinancing of note payable-building purchase	-	(1,208,660)
Refinancing of note payable-building purchase (long term)	-	1,208,660
Disposal of fixed assets-proceeds offset to:
Accounts payable	-	(60,433)
Fixed assets	-	60,433
Disposal of fixed assets-proceeds offset to:
Accounts receivable	-	(23,569)
Fixed assets	-	23,569

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 30, 2010	36,776,047	$36,777	$5,125,683	$(1,727,592)	$465,056	$3,899,924

Issuance of private placement shares for cash at $0.2488 to $0.2558 per share	7,420,550	7,420	1,891,302	-	-	1,898,722
Imputed interest for related party loans			146,720	-	-	146,720

Net loss for the year ended June 30, 2011	-	-	-	(1,108,333)	-	(1,108,333)
Translation adjustment	-	-	-	-	255,522	255,522
Balance, June 30, 2011	44,196,597	$44,197	$7,163,705	$(2,835,925)	$720,578	$5,092,555

Issuance of private placement shares for cash at $0.2488 to $0.2558 per share	200,700	201	49,739	-	-	49,940
Imputed interest for related party loans	-	-	156,599	-	-	156,599

Net loss for the year ended June 30, 2012	-	-	-	(2,925,484)	-	(2,925,484)
Translation adjustment	-	-	-	-	152,897	152,897
Balance, June 30, 2012	44,397,297	$44,398	$7,370,043	$(5,761,409)	$873,475	$2,526,507

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE A – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

Nature of Business

China Ginseng Holdings, Inc. (the “Company”), was incorporated under the laws of Nevada on June 24, 2004.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”), which is located in China and, is in the business of farming, processing, distribution, and marketing of Asian Ginseng.  The company utilizes the Ginseng harvest to produce a Ginseng beverage and buys Ginseng for the resale market.  On November 24, 2005, the Company acquired the remaining 45% of Yanbian Huaxing.

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

On August 24, 2005, the Company acquired Jilin Ganzhi Ginseng Produce Co. Limited, whose principal business is the manufacture of Ginseng drinks.

On October 19, 2005, the Company incorporated a new company, Jilin Huamei Beverage Co. Limited (“Jilin Huamei”).

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity was the growing, cultivation and harvesting of a grape vineyard. The Company plans to produce wine and grape juice but to date has not commenced production. As of June 30, 2012, Tonghua Linyuan leased 750 acres of land on which the grapes were planted.  In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests which were not suitable for the production of wine or grape juice. Accordingly, the Company has abandoned the vineyard and recorded a charge to operations of $872,658. The Company has also decided not to renew its leases with the Chinese Government.  The Company will now purchase grapes in the open market to produce wine and grape juice.

On March 2, 2012, the Company approved the incorporation of a new subsidiary, Hong Kong Huaxia International Industrial Co., Limited (“Hong Kong Huaxia”) in Hong Kong in order to sell health and specialized local products.  Hong Kong Huaxia was incorporated in Hong Kong on March 18, 2012 and began operations in April 2012.

Consolidated Financial Statements

The financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited, Tonghua Linyuan Grape Planting Co. Limited and Hong Kong Huaxia International Industrial, Co. Limited.  All intercompany transactions have been eliminated in consolidation.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE A – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

Going Concern

As indicated in the accompanying financial statements, the Company had an accumulated deficit of $5,761,409, at June 30, 2012, a negative working capital deficit of $547,480 at June 30, 2012 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. See also Note S as to losses from typhoon which occurred in August of 2012.  Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents at June 30, 2012 and 2011.

Inventory

Inventory consists of fresh and dried Ginseng as well as crushed grapes and is stated at the lower of cost or market value.  Cost is determined using the First-In, First-Out (FIFO) Method.

Advertising

The Company expenses advertising costs as incurred. For the year ended June 30, 2012 and 2011, advertising expenses were $17,735 and $45,164, respectively.

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

Revenue Recognition

Through the year ended June 30, 2011, the Company’s primary source of revenue was the sale of fresh and dried Ginseng. In 2012, the Company is processing the Ginseng and storing the stock for its Ginseng juice production and is reserving its grown Ginseng and harvest to produce a Ginseng beverage.  Any grown Ginseng not suitable for the beverage production will be sold.  The Company is also purchasing Ginseng for its resale business. Ginseng is planted in the Spring (March) and Fall (September) of each year and is generally harvested in September. It usually takes 6 years for a Ginseng root to mature, although, senior maturity can be 8 years.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

The Company has entered into several distribution agreements to sell Ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship the product to the distributor and title will pass to the distributor.  In relation to distribution agreements for Ginseng beverages, it is the Company’s policy, commencing with the initiation of the distribution agreements, to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  The Company is establishing history as to the quantity of the Ginseng which has been returned in order to determine if a reserve for returns and allowances is necessary.  To date, returns have been minimal. For each reporting period, the Company  ascertains from each distributor its’ current on hand quantity and assesses the situation in order to establish a return allowance, if necessary.  At June 30, 2012, the Company concluded that all distribution sales had been sold to third parties.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When Ginseng is shipped to a customer, the customer is entitled to an inspection process which could take up to 60 days.  Upon completion of the inspection and approval process, the customer notifies the company and a sale is recorded.  The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  Account balances are written off against the allowance if management determines the receivable is uncollectible.  The Company’s standard terms stipulate payment in 60 days and considers a receivable to be uncollectible after one year.  The allowance for doubtful accounts was $664,976 and $498,198 at June 30, 2012 and June 30, 2011, respectively.

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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

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

Amortization of vineyard development costs are included in capitalized crop costs that in turn are included in inventory costs and ultimately become a component of cost of goods sold. For the year ended June 30, 2011, approximately $29,961 was amortized into inventory costs. There was no capitalized depreciation in 2012.

In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests which were not suitable for the production of wine or grape juice. Accordingly, the Company has abandoned the vineyard and recorded a charge to operations of $872,568. The Company has also decided not to renew its leases with the Chinese Government.  The Company will now purchase grapes in the open market to produce wine and grape juice.

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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be ultimately realized.

Uncertainty in Income Taxes

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis, and has determined that as of June 30, 2012, no additional accrual for income taxes other than the foreign, federal and state provisions and related interest and estimated penalty accruals are considered necessary.

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

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

Reclassifications

Certain reclassifications have been made to consolidated financial statements for the year ended June 30, 2011 to make them comparable to the presentation for the year ended June 30, 2012.

Recent Accounting Pronouncements

In May 2012, the Financial Accounting Standards Board (FASB) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact.

In June 2012, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The Company adopted this accounting standard effective July 1, 2011.

In August 2012, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

NOTE C - PROPERTY AND EQUIPMENT

 Property and equipment is comprised of the following at:

	June 30,
	2012	2011
Buildings and improvements	$1,508,071	$1,535,533
Vineyards	-	1,185,930
Machinery and equipment	816,365	788,006
Motor vehicles	30,635	37,190
Office equipment	76,626	59,137
	2,431,697	3,605,796
Less accumulated depreciation	802,033	1,019,963
	$1,629,664	$2,585,833

 Substantially all of the property and equipment is located in China.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE C - PROPERTY AND EQUIPMENT (CONTINUED)

Total Depreciation was $161,203 and $192,747 for the years ended June 30, 2012 and 2011, respectively.   Depreciation is recorded in the financial statements as follows:

	Year Ended
	June 30,
	2012	2011
Depreciation Expense	$132,053	$16,563
Capitalized Inventory	-	164,917
Capitalized Ginseng Crops	29,150	11,267
	$161,203	$192,747

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

In June 2012, the Company decided to abandon its vineyards and recorded a charge of $872,568 to operations.  See Note B – Summary of Significant Accounting Policies - Vineyard Development Costs.

NOTE D –INVENTORY

Inventory is comprised of the following at:

	June 30,
	2012	2011
Raw materials	$1,590,531	$1,355,747
Finished goods	225,122	116,321
Operating supplies	4,252	48,026
	$1,819,905	$1,520,094

At June 30, 2012 and 2011 there were no shipments of Ginseng at customer locations awaiting inspection and approval that would be subject to invoicing.

NOTE E – INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

In December 2010, the Company invested $23,102 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method.

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company is required to invest a total of $78,679 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012.  In September 2011, the Company invested $15,887 (RMB 100,000) in Jilin Jiliang. As of the date of this Report, the Company has not yet invested the remaining $63,550 (RMB 400,000). The Company accounts for this investment utilizing the cost method.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE F – GINSENG CROPS

The Company’s business, prior to June 30, 2009, was primarily to harvest and sell fresh and dried Ginseng.  The growth period takes approximately 5 to 6 years before harvest can commence and up to 8 years for improved harvest and seedling yields. The Company is changing its business model to utilize the harvested Ginseng to manufacture Ginseng juice and other Ginseng beverages.  It commenced the juice operation in August 2011.  The Company plants selected areas each year and tracks the costs expended each year by planting area.  The Chinese government owns all the land in China.

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

The Company has planted approximately 287,984 square meters of land. The Company plans to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year. In the succeeding five years, the Company plans to harvest approximately 176,145 square meters of Ginseng.  The harvest plan by year is as follows: 2013-115,200; 2014-58,281 and 2017-2,664.  As discussed in Note S, in August of 2012, a typhoon damaged the remaining 111,839 square meters of ginseng crops.

An analysis of ginseng crop costs is as follows for each of the applicable periods. :

	June 30,
	2012	2011
Beginning Crop Costs	$2,930,278	$3,836,731
Currency Conversion Adjustment to Beginning Balance	47,603	156,308
Capitalized Costs During Year:
Wages	59,747	-
Fertilizer	463	-
Utilities	-	1,325
Field clearing and cultivation	-	10,041
Farmer lease fee net of management fee	(95,515)	(43,348)
Depreciation	5,025	11,267
Other	-	822
Total Capitalized Costs	(30,280)	(19,893)
Less:
Cost of crops harvested	(452,058)	(1,042,868)

Ending Crop Costs	2,495,543	2,930,728
Less: Current portion	909,665	769,581
Non-Current Portion of Crop Costs	$1,585,878	$2,160,697

The cost of harvest is calculated by reference to the planting area and the detailed costs maintained for each planting area.  Based upon the square meters planted by area, a square meter cost is calculated and applied to the square meters harvested, rendering a cost of harvest.

For each financial reporting period, the Ginseng crop harvested is valued at net realizable value.  If the net realizable value is lower than carrying value, an impairment charge is made for the difference.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE G – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants.  The farming contracts commenced in January 2008.  In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris.  These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage.  The Company pays the farmers market price for their Ginseng.  If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased.  If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers.  The Company has recorded a receivable from the farmers for the rental income of the leased Ginseng land grants of $191,794 and $101,906 at June 30, 2012 and 2011, respectively.  The Company has also recorded a long-term payable-farmers for the management fee due to the farmers.  The liability at June 30, 2012 and 2011 was $549,841 and $262,634, respectively.  The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

NOTE H - INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization are as follows:

	June 30,
	2012	2011

Cost	$17,362	$17,362
Less accumulated amortization	(10,915)	(9,325)
	$6,447	$8,037

Amortization expense was $1,590 and $2,095 for the years ended June 30, 2012 and 2011, respectively.

NOTE I – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the company’s inventory and equipment. The loan balance at, June 30, 2012 and 2011 is $316,211 and $309,043, respectively.

NOTE J – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities.  The purchase price was $1,325,479 (RMB 9,000,000).  On June 24, 2011, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan is due on August 12, 2012.  The interest rate is a floating rate adjusted upwards by 90%.  At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 158,227) in September 2012; 1,000,000 RMB (USD 158,227) on August 29, 2013; 1,000,000 RMB (USD 158,227) on December 20, 2013 and 5,000,000 RMB (USD 790,161) on August 29, 2014.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
NOTE K - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  At June 30, 2012 and June 30, 2011 funds borrowed to fund the current operations of the Company were $1,667,047 and $830,570, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $156,599 and $146,720 which has been recorded in the financial statements for the years ended June 30, 2012 and 2011, respectively.

At June 30, 2012 and 2011, the Company had receivables from related parties aggregating $152,394 and $176,897, respectively.

NOTE L - STOCKHOLDERS’ EQUITY

The Company, through an informal private placement to Chinese national investors, sold 10,000,000 shares of its common stock at approximately $0.25 per share.  For the year ended June 30, 2011, the Company sold 7,420,550 shares and received $1,898,722 in cash. For the year ended June 30, 2012, the Company sold 200,700 shares and received $49,940 in cash.

NOTE M - WARRANT AGREEMENT

During the period August 2005 to October 2005, the Company issued 798,384 warrants in connection with a private placement.  The warrants vested immediately and were exercisable over a 5 year period which expired in October 2011. During the five year period, none of the warrants were exercised and all the warrants have expired.

NOTE N – PROVISION FOR INCOME TAXES

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE N – PROVISION FOR INCOME TAXES (CONTINUED)

Deferred tax assets consist of the following at:

	June 30,
	2012	2011
Timing difference related to inventory provisions	$170,044	$195,025
Net operating losses	1,126,540	453,800
Valuation allowance	(1,126,540)	(453,800)
Deferred income tax asset	$170,044	$195,025

The deferred tax asset is the result of an inventory provision and related reserve of $170,044 (RMB 4,302,038. Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	June 30,
	2012	2011
China	$748,142	$1,004,000
United States	1,112,938	1,143,000
	$1,861,080	$2,147,000

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

The components of income before taxes are as follows:

	For the Year Ended
	June 30,
	2012	2011
China	$(2,441,851)	$(378,751)
United States	(441,840)	(765,850)
	$2,883,691	$(1,144,601)

The provision for income taxes consists of the following:

	For the Year Ended
	June 30,
	2012	2011
China	$41,793	$(36,268)
United States	-	-
	$41,793	$(36,268)

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE N – PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the years ended June 30, 2012 and 2011, respectively, is as follows:

	June 30,
	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	18.7	18.7
Earnings taxed at other than United States statutory rate	10.0	9.0
Effective tax rate	(2.0)%	(3.0)%

NOTE O – FAIR VALUE MEASUREMENTS

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

NOTE P – COMMITMENTS AND CONTINGENCIES

The Company has a three year employment contract with the Chief Executive Officer expiring on January 1, 2014 aggregating $15,108 per year.

The Company has a three year contract with the Chief Financial Officer expiring on January 1, 2014 aggregating $ 5,664 per year.

The Company has a three year employment contract with a staff accountant expiring on March 2, 2015 aggregating $5,316 per year.

The Company has a two year employment agreement with an office employee expiring in February 2014 aggregating $5,110 per year.

The Company has a three contract with the Chief Marketing Officer expiring on February 1, 2014 aggregating $17,564 per year.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE P – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has a three year employment contract with two office employees expiring between June 2015 and November 2015 aggregating $6,972 per year.

The Company has a three year employment contract with the General Manager of Hong Kong Huaxia International Industrial Co., Limited expiring on August 18, 2015 aggregating $15,108 per year.

The Company has a one year lease for its corporate offices in China aggregating $109,432 RMB per year (USD $17,000) expiring on December 31, 2012.  The Company is currently negotiating a new contract.

The lease expires December 1, 2014.

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectors of land (3,705 acres) to grow Ginseng. These grants are for 20 years. There is no assurance that the Chinese government will continue to renew these grants in the future.

The Company has a 15 year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes.  The lease expires December 31, 2014. The annual lease fee is 187,500 RMB or approximately $29,600 per year to lease the acreage.  The land and buildings on the premises have a separate lease concurrent with the property lease. The company does not plan to renew the leases in 2014.

In 2008, the Company entered into a 5 year lease to refrigerate and store fresh Ginseng  The annual lease fee approximates $15,500 per year.

Rent expense was $36,429 and $11,706 for the years ended June 30, 2012 and 2011, respectively.

NOTE Q – CONCENTRATIONS

In the year ended June 30, 2012, three customers accounted for 28% of revenues and another customer accounted for 15% of revenues.  No other customer accounted for more than 10% of revenues.

In the year ended June 30, 2011, one customer accounted for 45% of revenues and another customer accounted for approximately 13% of revenues.  No other customer accounted for more than 9% of revenues.

At June 30, 2012, one customer accounted for 44% of the accounts receivable.

NOTE R – OPERATING SEGMENTS

The Company presently organizes its business into two reportable segments: (1) the cultivation and harvest of Ginseng for the production of Ginseng beverages and (2) the production of wine and grape juice.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE R – OPERATING SEGMENTS (CONTINUED)

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different productions techniques and market to different classes of customers.

Year ended June 30, 2012:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$4,315,809	$-	$4,315,809
Net income (loss)	(449,887)	(1,422,995)	(1,052,602)	(2,925,484)
Total Assets	85,598	6,632,709	1,454,962	8,173,269

Other significant items:
Depreciation and amortization	2,474	47,162	84,007	133,643
Interest	72,433	221,796	53,054	347,283
Expenditures for fixed assets	4,162	16,019	-	20,181
Income tax expense	-	41,793	-	41,793
Impairment of grape vineyard	-	-	872,568	872,568

Year ended June 30, 2011

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$4,157,418	$-	$4,157,418
Net income (loss)	(765,850)	(288,130)	(54,353)	(1,108,333)
Total Assets	119,164	6,718,273	2,376,942	9,214,379

Other significant items:
Depreciation and amortization	731	17,927	-	18,658
Interest	45,840	173,575	43,712	263,127
Expenditures for fixed assets	-	112,179	-	112,179

NOTE S - SUBSEQUENT EVENTS

On August 30, 2012, the Company renegotiated its loan with Merkikou City Rural Credit Union relating to the building purchase extending the maturity date of the loan to August 29, 2014. The new loan requires principal payments of 1,000,000 RMB (USD 158,227) on September 20, 2012; 1,000,000 RMB (USD 158,227) on August 29, 2013; 1,000,000 RMB (USD 158,227) on December 20, 2013 and 5,000,000 RMB (USD 790,161) on August 29, 2014.

In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng having an approximate value of RMB 6,754,127 (US$ 1,052,053).  This loss will be charged to operations during the first quarter of 2013.  Management is presently unable to ascertain the impact this will have on future operations.

The following is the pro forma impact of this loss on the consolidated balance sheet as if it occurred on June 30, 2012:

	June 30, 2012		June 30, 2012
	As Reported	Adjustments	Pro Forma

Total Current Assets	4,549,441	-	4,549,441

Property and equipment	1,629,664	-	1,629,664
Ginseng crops, non-current portion	1,585,878	(1,052,053)	533,825
Other assets	408,286		408,286
Total Assets	8,173,269	(1,052,053)	7,121,216

Total Current Liabilities	5,096,921	-	5,096,921

Payable to farmers	549,841	-	549,841
Total liabilities	5,646,762	-	5,646,762

Total Stockholders' Equity	2,526,507	(1,052,053)	1,474,454

Total Liabilities and Stockholders' Equity	8,173,269	(1,052,053)	7,121,216

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

NOTE S – SUBSEQUENT EVENTS (CONTINUED)

The following is the pro forma impact of this loss on the consolidated statement of operations as if it occurred on June 30, 2012:

	June 30, 2012		June 30, 2012
	As Reported	Adjustments	Pro Forma
Revenue	4,315,809	-	4,315,809

Costs and expenses
Cost of goods sold	3,358,399	-	3,358,399
Selling, general and administrative	1,901,255	-	1,901,255
Bad debt expense	586,352	-	586,352
Depreciation and amortization	133,643	-	133,643
Impairment of long lived assets	872,568	1,052,053	1,924,621
Total costs and expenses	6,852,217	1,052,053	7,904,270

Loss from operations	(2,536,408)	(1,052,053)	(3,588,461)

Other expenses	(389,076)	-	(389,076)

Net loss	(2,925,484)	(1,052,053)	(3,977,537)

Translation adjustment	152,897	-	152,897

Comprehensive loss	(2,772,587)	(1,052,053)	(3,824,640)

Net loss per share	$(0.07)	$(0.02)	$(0.09)

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of June 30, 2012. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of June 30, 2012 due to the existence of the following material weaknesses:

–
As of June 30, 2012, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission;

–
As of June 30, 2012, there were insufficient written polities and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

–	As of June 30, 2012, there was a lack of segregation of duties, in that we only had one person performing all accounting related duties;

–	As of June 30, 2012, there was no independent audit committee.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our cash flows from operations improve to a level where we are able to hire additional personnel in financial reporting, we plan to improve our internal controls and procedures by hiring an experienced controller and building an internal accounting team with sufficient in-house expertise in US GAAP reporting. However, due to the limited cash flow we are currently having, we can not assure you when we will be able to implement those remediation methods.

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

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2012. The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.

Name	Age	Position
Liu, Changzhen	57	Chairman of the Board and Chief Executive Officer
Ren, Ying	51	Chief Financial Officer
Cai, Xiaohua	33	Chief Marketing Officer
Zhang, Yuxiang	64	General Manager of Jilin Province Ganzhi Ginseng Products Co., Ltd.; Director
Sun, Hui	52	Director
Ouyang, Qing	44	Director
Song, Jiankun	48	Director

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

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest three fiscal years ended June 30,  2011 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	Option Awards ($)(f)	NonEquity Incentive Plan Compensation ($)(g)	Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)	Total ($)(j)
Liu Changzhen,
Chairman of the Board and CEO	2011 2012	8,782 15,108							8,782 15,108

Ying Ren,
CFO	2011	5,269							5,269
	2012	5,664							5,664

Cai Xiaohua,
Chief Marketing Officer	2011 2012	17,564 17,564							17,564 17,564

Narrative disclosure to summary compensation table

The following discloses key terms of employment contracts we maintain with the following individuals:

Liu, Changzhen

☐	Contract Period: January 1, 2011 to January 1, 2014
☐	Job Description: CEO
☐	Remuneration: approximately $1,259 a month

Ren, Ying

☐	Contract Period: January 1, 2011 to January 1, 2014
☐	Job Description: Chief Financial Officer
☐	Remuneration: approximately $472 a month; $5,664 a year

Cai, Xiaohua

☐	Contract Period: February 1, 2011 to February 1, 2014
☐	Job Description: Chief Marketing Officer
☐	Remuneration: approximately $1,463.70 a month

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of June 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Liu Changzhen, Chairman of the Board	0	0	0	0	0	0	0	0	0

Ying Ren, CFO	0	0	0	0	0	0	0	0	0

Cai Xiaohua, Chief Marketing Officer	0	0	0	0	0	0	0	0	0

Board of Directors

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors. Our directors have not received any kind of compensation including cash, stock, options, non-equity incentive plan compensation, nonqualified deferred compensation earnings or other compensation for fiscal year  2012.

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 1, 2012 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of October 1, 2012, we had 44,397,297 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 13, 2011.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 1, 2012 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Notwithstanding the foregoing, because the Series M Preferred Stock votes on as converted basis with the Common Stock, we have included the owners of such stock in this table.  Accordingly, we calculate beneficial ownership for purposes of this table as follows:

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
4 Yuhuangwei
Longquan Street
Dongchang District
Tonghua, Jilin, China

Zhang, Yingdong	30,000	.07%
703 Dongfeng St,
Luyuan District,
Changchun City, Jilin

Zhang, Yuxiang	35,000		.08%
20-1-8 Yishou Rd
Meihekou, Jilin
China

Liu Changzhen	10,100,200[2	]	22.75%
No 23-6 Hongqi Street,
Zhaoyang District,
Changchun City,
China

Ren Ying	0		0
Zhizhong Road,
Nanguan District,
Changchun City,
Jilin, China

Cai Xiaohua	50,000		0.11%
2605A Time Int’l Bldg
6 Shuguangxili
Zhaoyang Dist, Beijing
China

Song, Jiankun	550,000		1.24%
502, 3-1- Wenhuiyuan
Honglianancun
Haiding District
Beijing China

All officers and directors as a group [8 persons]	1,865,000		4.20%

This table is based upon information derived from our stock records. Applicable percentages are based upon 44,397,297 shares of common stock outstanding as of October 1, 2012.

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

Summary of Related Party Loans

As of June 30, 2012 and 2011, the Company had receivables from related parties aggregating $152,394 and $176,897. These balances relate to unsettled business and travel advances. The amounts advanced by individual are as follows:

Individual	June 30,2012	June 30, 2011
Gao, Bo (1)	$-	$93,648
Liu, Yu (2)	7,887	28,397
Wang,Huayu (3)	46,917	29,274
Kong, Fan Rong (4)	40,324	-
Qiu,Xia (5)	7,273	8,855
Mou, Jin Man (6)	14,637	-
Liu, Changzhen (7)	14,505	682
Li, Tao (8)	3,445	-
Chu, Mingkun (9)	1,863	1,480
Liu, Juan(10)	-	1,561
Zhang, Xiu Yan(11)	1,107	-
Cong, Jing(12)	9,875	10,913
Others under $1,000 (13)	4,541	2,087
Total:	$152,394	$176,897

Note:

1) Mr. Gao is an employee of the Company shareholder; he is not related to any officer or director of the Company;
2) Ms. Liu, Yu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
3) Mr. Wang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
4) Ms. Kong is CEO’s wife and a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
5) Ms. Qiu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
6) Mr. Mou is shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
7) Mr. Liu, Changzhen is the CEO of the Company;
8) Mr. Li is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
9) Mr. Chu is an employee of the Company shareholder; he is not related to any officer or director of the Company;
10) Ms. Liu, Juan is an employee of the Company shareholder; he is not related to any officer or director of the Company;
11) Ms. Zhang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
12) Ms. Chong is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;

As of June 30, 2012 and 2011, funds borrowed to fund the current operations of the Company were $1,667,047 and $880,570, respectively.

Individual	June 30, 2012	June 30, 2011

Xiang, Yilin(1)	$300,205	$-

Liu, Changzheng (2)	249,166	207,515

Liang, Shuang (3)	113,235	-

Zhao, Zhigang (4)	106,511	106,511

Zhang, Jianzhou (5)	99,382	-

Sun, Hui(6)	95,239	92,713

Pan, Shiyu (7)	79,053	-

Qiu, Xia (8)	79,739	75,050

Yue, Lie (9)	66,246	-

Zhang, Yindong (10)	44,490	44,490

Lu, Weng Ying (11)	44,205	-

Youming, Zhang (12)	41,040	-

Chang, Chueng Yuk (13)	32,287	-

Yang, Wen(14)	31,621	30,904

Others(15)	284,628	273,387

Total	$1,667,047	$830,570

Note:
1)	Ms. Xiang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
2)	Mr.Liu is the CEO of the Company;
3)	Mr. Liang is an employee of the Company, he is not related to any officer or director of the Company;
4)	Mr. Zhao is an employee of the Company, he is not related to any officer or director of the Company;
5)	Mr. Zhang, Jianzhou is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
6)	Mr. Sun is a director of the Company;
7)	Mr. Pan,Shiyu is an employee of the Company, he is not related to any officer or director of the Company;
8)	Ms. Qiu, Xia is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
9)	Mr. Liu, Yue is an employee of the Company, he is not related to any officer or director of the Company;
10)	Mr. Zhang, Yindong is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
11)	Ms. Lu is an employee of the Company, he is not related to any officer or director of the Company;
12)	Mr. Zhang, Youming is employee of the Company, he is not related to any officer or director of the Company;
13)	Mr. Zhang,Yuxiang is a director of the Company;
14)	Mr. Yang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
15)	Others are the parties set forth in the following table:

		June 30, 2012	June 30, 2011
Kong, Fanrong	(1)	$29,274	$29,274
Liu, Yaqin	(2)	26,849	26,849
Liu, Changfu	(3)	12,610	12,610
Kong, Fanyi	(4)	25,221	25,221
Yin, Xiuyan	(5)	12,595	12,595
Hong, FanWing	(6)	12,645	12,362
Li, Haijing	(7)	7,246	7,246
Kong, Fanming	(8)	10,968	10,968
Liu, Na	(9)	9,486	9,271
Zhao, Jin	(10)	2,913	--
Liu, Lipo	(11)	10,243	----
Qiu, Ping	(12)	6,898	6,742
Liu, shuyan	(13)	31	31
Qiu, Yun	(14)	18,972	18,543
Li, Fuguang	(15)	23,400	22,869
Yang, Xiaohuai	(16)	7,905	7,726
Kong, Fancai	(17)	23,090	22,567
Chao, Chunde	(18)	1,581	1,545
Chin, Cai	(19)	1,581	1,545
Ying, Chengfu	(20)	1,581	1,545
Guan,Jinhai	(21)	7,905	7,726
Tang, Yao	(22)	3,162	--
Wang, Jiazhen	(23)	2,846	---
Zhang, Fenglin	(24)	2,245	---
Liang, Chunhui	(25)	1,992	---
Zhang, Deshun	(26)	11,045	--
Zhang, Tingyu	(27)	1,654	--
Zhao, Fongchun	(28)	4,822	--
Others under $1,000(29)		3,868	4,621
Total:		$284,628	$273,387

Note:
(1)	Ms. Kong, Fanrong is CEO’s wife;
(2)	Ms. Liu, Yaqin is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company CEO. She is a cousin of Mr. Liu, Changzheng, the CEO of the Company;
(3)	Mr. Liu, Changfu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company’
(4)	Mr. Kong, Fanyi is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. He is a brother in law of Mr. Liu, Changzheng, the CEO of the Company;
(5)	Mr. Yin, Xiuyan is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(6)	Ms. Hon, FanWing is a sister in law of Mr. Liu, Changzheng, the CEO of the Company;
(7)	Mr. Li, Haijiang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(8)	Ms. Kong, Fanmin is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. She is a sister in law of Mr. Liu, Changzheng, the CEO of the Company;
(9)	Ms. Liu, Na is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. She is a nephew of Mr. Liu, Changzheng, the CEO of the Company;
(10)	Mr. Zhao, Jin is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(11)	Mr. Liu, Lipo is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(12)	Ms. Qiu, Ping is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;

(13)	Ms. Liu, Shuyan is Ms. Qiu, Ping is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(14)	Mr. Qiu, Yun is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(15)	Mr. Li, Fuguang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(16)	Mr. Yang, Xiaohuai is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(17)	Mr. Kong, Fancai is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. He is a brother in law of Mr. Liu, Changzheng, the CEO of the Company;
(18)	Mr. Chao, Chunde is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(19)	Mr. Chin, Cai is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(20)	Mr. Ying, Chengfu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
(21)	Mr. Guan, Fuhai is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company.
(22)	Mr. Tang, Yao is an employee of the Company; he is not related to any officer or director of the Company;
(23)	Ms. Wang, Jiazhen is an employee of the Company; he is not related to any officer or director of the Company;
(24)	Ms. Zhang, Fenglin is an employee of the Company; he is not related to any officer or director of the Company;
(25)	Mr. Liang, Chunhui is an employee of the Company; he is not related to any officer or director of the Company;
(26)	Mr. Zhang, Deshun is an employee of the Company; he is not related to any officer or director of the Company;
(27)	Mr. Zhang, YingYu is an employee of the Company; he is not related to any officer or director of the Company;
(28)	Ms. Zhao, Fongchun is an employee of the Company; he is not related to any officer or director of the Company;

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Meyler & Company, LLC for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2012 were approximately $85,000.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

NONE

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a)	(1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(b)      EXHIBITS

Item 2

1.	Yanbian Huaxing Ginseng Industry Co. Ltd Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Form 10-12G filled on August 6, 2010)

2.	Meihekou City Ginseng Company, Ltd. [now known as Jilin Ganzhi Ginseng Products Co. Ltd.] Acquisition Agreement (incorporated by reference to Exhibit 2.2 to our Form 10-12G filled on August 6, 2010)

3.	Tonghua Linyuan Grape Planting Co. Acquisition Agreement (incorporated by reference to Exhibit 2.3 to our Form 10-12G filled on August 6, 2010)

Item 3

1	Articles of Incorporation of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 10-12G filled on August 6, 2010)

2	By-laws of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Form 10-12G filled on August 6, 2010)

Item 4

1	Form of common stock Certificate of the China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 4.1 to our Form 10-12G filled on August 6, 2010)

Item 10

1	Employment Agreement – Ren, Ying (Filed herewith)
2	Employment Agreement – Liu, Changzhen (Filed herewith)
3	Employment Agreement – Zhang (incorporated by reference to Exhibit 10.3 to our Form 10-12G filled on August 6, 2010)
4	Employment Agreement – Cai, Xiaohua (Filed herewith)
5	Form of Farmer Agreement (incorporated by reference to Exhibit 10.5 to our Form 10-12G filled on November 10, 2010)
6	Land Rental Agreement (incorporated by reference to Exhibit 10.6 to our Form 10-12G filled on August 6, 2010)
7	Ermu Forestry approval (incorporated by reference to Exhibit 10.7 to our Form 10-12G filled on August 6, 2010)
8	Drink formula for our ginseng beverages registered patent (incorporated by reference to Exhibit 10.8 to our Form 10-12G filled on August 6, 2010)
9	Health Food Production Permit for Jinlin Ganzhi issued on June 8m 2012 (filed herein)
10	Ganzhi Ginseng Beverage approval No. SFDA G20090249 (incorporated by reference to Exhibit 10.10 to our Form 10-12G filled on August 6, 2010)
11	Ganzhi American Ginseng Beverage approval No. SFDA G20090208(incorporated by reference to Exhibit 10.11 to our Form 10-12G filled on August 6, 2010)
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
25
Authorized Operation Contract for Jiangsu Province Branch Office between Jilin Huamei and Chi, Baoyan (incorporated by reference to Exhibit 10.25 to our Form 10-K for the year ended June 30, 2011 filed on October 13, 2011)

26	Terms of Verbal Amendment Agreement with Meihekou City Rural Credit Union (incorporated by reference to Exhibit 10.26 to our Form 10-K for the year ended June 30, 2011 filed on October 13, 2011)
27
Terms of Verbal Voting Agreement by and among Mr. Changzhen Liu and various shareholders (incorporated by reference to Exhibit 10.27 to our Form 10-K for the year ended June 30, 2011 filed on October 13, 2011)

28	Loan Agreement between and among Jinlin Ganzhi and Meihekou City Rural Credit Union dated August 30, 2012 (filed herein)
29	Distribution Agreement between and among Jinlin Huamei and Yurong Sha and Li Liu dated May 20, 2012 (filed herein)
30	Wine Production Agreement between and among Tonghua Linyuan and Tonghua Jinyuanshan Winery dated May 20, 2012 Pearl in the Snow & ice wine (filed herein)
31	Wine Production Agreement between and among Tonhua Linyuan and Tonhua Jinyuanshan Winery dated May 20, 2012 for Linyuan Red Wine (filed herein)

Item 21

1	Governing Documents - Jinlin Huamei Beverage Co. Ltd(incorporated by reference to Exhibit 21.1 to our Form 10-12G/A filled on May 31, 2011)
2	Governing Documents - Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) (incorporated by reference to Exhibit 21.2 to our Form 10-12G/A filled on May 31, 2011)
3	Governing Documents - Tonghua Linyuan Grape Planting Co. (incorporated by reference to Exhibit 21.3 to our Form 10-12G/A filled on May 31, 2011)
4	Governing Documents - Yanbian Huaxing Ginseng Industry Co. Limited (incorporated by reference to Exhibit 21.4 to our Form 10-12G/A filled on May 31, 2011)

Item 31

1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Item 32

1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GINSENG HOLIDNGS, INC.

By:	/s/ Liu, Changzhen
Liu, Changzhen CHAIRMAN AND CHIEF EXECUTIVE OFFICER

By:	/s/ Ren, Ying
Ren, Ying
CHIEF FINANCIAL OFFICER

Date:   October 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934 this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 4, 2012	By:	/s/ Zhang, Yuxiang
Zhang, Yuxiang DIRECTOR

Date:	October 4, 2012	By:	/s/ Sun, Hui
Sun, Hui DIRECTOR

Date:	October 4, 2012	By:	/s/Ouyang, Qing
Ouyang, Qing DIRECTOR

Date:	October 4, 2012	By:	/s/ Song, Jiankun
Song, Jiankun DIRECTOR

Date:	October 4, 2012	By:	/s/ Liu, Changzhen
Liu, Changzhen DIRECTOR