Form 10-Q
period 2012-09-30
China Ginseng Holdings Inc
filed 2012-11-14
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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
Yes☐ No☒

As of November 13, 2012 there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Contents

Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and June 30, 2012	F-2

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2012 and 2011 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011 (Unaudited)	F-4

Notes to Consolidated Financial Statements - September 30, 2012 (Unaudited)	F-6

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(Unaudited)

CURRENT ASSETS
Cash	$52,192	$24,183
Accounts receivable- net	964,110	1,332,043
Inventory	2,939,500	1,819,905
Ginseng crops, current portion	-	909,665
Due from related parties	210,170	152,394
Prepaid expenses	410,336	311,251
Total Current Assets	4,576,308	4,549,441

PROPERTY AND EQUIPMENT, net	1,575,060	1,629,664

OTHER ASSETS
Ginseng crops, non-current portion	712,751	1,585,878
Intangible assets-patents, net	4,203	6,447
Receivable from farmers	236,725	191,794
Investment in unconsolidated subsidiaries	39,900	40,001
Deferred income tax asset	169,612	170,044

Total Assets	$7,314,559	$8,173,269

CURRENT LIABILITIES
Loan payable to financial institution	$315,408	$316,211
Note payable – building purchase	315,408	1,264,842
Notes payable – related parties	1,786,939	1,667,047
Accounts payable	1,414,416	1,068,765
Accrued expenses	265,061	288,873
Taxes payable	273,180	291,760
Payments received in advance	282,808	199,423
Total Current Liabilities	4,653,220	5,096,921
OTHER LIABILITIES
Note payable – building purchase, net of current portion	946,222	-
Payable to farmers	566,612	549,841
Total Liabilities	6,166,054	5,646,762

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 50,000,000
shares authorized; 44,397,297 shares issued and
outstanding at September 30, and June 30, 2012,
respectively	44,398	44,398
Additional paid-in capital	7,428,651	7,370,043
Accumulated deficit	(7,154,611)	(5,761,409)
Accumulated other comprehensive income	830,067	873,475
Total Stockholders’ Equity	1,148,505	2,526,507

Total Liabilities and Stockholders’ Equity	$7,314,559	$8,173,269

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2012	2011

REVENUE	$503,772	$892,405

COSTS AND EXPENSES
Cost of goods sold	500,439	723,466
Selling, general and administrative expenses	334,739	501,563
Impairment of ginseng crops	918,392	-
Depreciation and amortization	51,908	6,366
Total Costs and Expenses	1,805,478	1,231,395

LOSS FROM OPERATIONS	(1,301,706)	(338,990)

NON OPERATING EXPENSE
Interest expense	91,496	56,816
Net Other Expense	91,496	56,816

LOSS BEFORE INCOME TAXES	(1,393,202)	(395,806)

PROVISION FOR INCOME TAXES	-	16,453

NET LOSS	$(1,393,202)	$(412,259)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	(43,408)	30,615

COMPREHENSIVE LOSS	$(1,436,610)	$(381,644)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	44,397,297	44,371,119
Diluted	44,397,297	44,371,119

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(1,393,202)	$(412,259)
Adjustments to reconcile net loss to
net cash from operating activities:
Impairment of ginseng crops	918,392	-
Depreciation and amortization	51,908	61,731
Imputed interest	58,608	19,292
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	367,933	144,579
(Increase) decrease in inventory	(256,319)	(121,073)
(Increase) decrease in prepaid expense	(99,085)	96,870
(Increase) decrease in due from related parties	(57,776)	154,552
(Increase) decrease in amounts due from farmers	(44,931)	(40,789)
Increase (decrease) in accounts payable	345,651	(116,027)
Increase (decrease) in taxes payable	(18,580)	28,044
Increase in receivables in advance	83,385	(38,234)
Increase (decrease) in accrued expenses	(23,812)	(101,229)
Increase (decrease) in amounts due to farmers	16,771	16,316
Net cash provided by (used in)
operating activities	(51,057)	(308,227)

Cash Flows from Investing Activities:
Investment in unconsolidated subsidiary	-	(15,736)
Purchase of property and equipment	(272)	(61,822)
Net cash provided by (used in)
investing activities	(272)	(77,558)

Cash Flows from Financing Activities:
Sale of common stock for cash	-	49,940
Proceeds from loans payable to related parties	119,892	310,166
Net cash provided by (used in)
financing activities	119,892	360,106

Effect of exchange rate on cash	(40,554)	(3,142)

Increase (decrease) in cash	28,009	(28,821)

Cash at beginning of period	24,183	69,094

Cash at end of period	$52,192	$40,273

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2012	2011

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$14,838	$5,160
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10K for the year ended June 30, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

Nature of Business

China Ginseng Holdings, Inc. and Subsidiaries (the “Company”), was incorporated under the laws of Nevada on June 24, 2004.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”), which is located in China and, is in the business of farming, processing, distribution, and marketing of Asian Ginseng products.  In 2010, the Company ceased marketing ginseng and is presently utilizing the harvest to produce a ginseng beverage. However, it continues to buy ginseng for the resale market.  On November 24, 2005, the Company acquired the remaining 45% of Yanbian Huaxing.

Yanbian Huaxing controls, through 20 year leases granted by the Chinese Government, approximately 1,500 hectors (3,705 acres) of land used to grow ginseng.  The Company had no operations prior to November 24, 2004. These leases expire through 2024.

On August 24, 2005, the Company acquired Jilin Ganzhi Ginseng Produce Co. Limited, whose principal business is the manufacture of ginseng drinks.

On October 19, 2005, the Company incorporated a new company, Jilin Huamei Beverage Co. Limited (“Jilin Huamei”), which operates as a sales department for the Company’s canned ginseng juice and wine, which are produced by other subsidiaries of the Company.

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
SEPTEMBER 30, 2012 (UNAUDITED)

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

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $1,393,202 and $412,259 for the three months ended June 30, 2012 and 2011, respectively, and an accumulated deficit of $7,154,611 as of September 30, 2012 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	September 30,	June 30,
	2012	2012
Buildings and improvements	$1,504,242	$1,508,071
Machinery and equipment	814,292	816,365
Motor vehicles	30,849	30,635
Office equipment	76,432	76,626
	2,425,815	2,431,697
Less accumulated depreciation	850,755	802,033
	$1,575,060	$1,629,664

Substantially all of the property and equipment is located in China.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE B - PROPERTY AND EQUIPMENT (CONTINUED)

Total Depreciation was $50,802 and $61,021 for the three months ended September 30, 2012 and 2011, respectively.   Depreciation is recorded in the financial statements as follows:

	Three Months Ended
	September 30,
	2012	2011
Depreciation Expense	$49,678	$5,656
Capitalized Inventory	-	22,780
Capitalized Ginseng Crops	1,124	32,585
	$50,802	$61,021

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within their respective balances on the consolidated Balance Sheets.

NOTE C –INVENTORY

Inventory is comprised of the following at:

	September 30,	June 30,
	2012	2012
Fresh and dried harvested Ginseng	$1,137,807	$-
Raw materials	1,586,234	1,590,531
Finished goods	211,218	225,122
Operating supplies	4,241	4,252
	$2,939,500	$1,819,905

At Sepember 30, 2012 and June 30, 2012, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

NOTE D – INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

In December 2010, the Company invested $24,129 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method.

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company is required to invest a total of $78,852 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012. In September 2011, the Company invested $15,771 (RMB 100,000) in Jilin Jiliang. As of the date of this Report, the Company has not yet invested the remaining $63,082 (RMB 400,000). The Company accounts for this investment utilizing the cost method.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE E – GINSENG CROPS (CONTINUED)

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

The Company has planted approximately 287,984 square meters of land. The Company plans to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year. In the succeeding five years, the Company plans to harvest approximately 176,145 square meters of Ginseng. The harvest plan by year is as follows: 2014-58,281 and 2017-2,664. As discussed in Note F, in August of 2012, a typhoon damaged the remaining 111,839 square meters of ginseng crops.

An analysis of ginseng crop costs for each of the applicable periods is as follows:

	September 30, 2012	June 30, 2012
Beginning Crop Costs	$2,495,543	$2,930,278
Currency Conversion Adjustment to Beginning Balance	-	47,603
Capitalized Costs During Year:
Wages	-	59,747
Fertilizer	-	463
Field clearing and cultivation	97,518	-
Farmer lease fee net of management fee	(27,251)	(95,515)
Labor	275,129	-
Irrigation	35,240	-
Depreciation	1,124	5,025
Other	63,551	-
Total Capitalized Costs	445,311	(30,280)
Less:
Cost of crops harvested	(1,309,711)	(452,058)
Impairment adjustment	(918,392)	-)
	(2,228,103)	(452,058)
Ending Crop Costs	712,751	2,495,543
Less: Current portion	-	909,665
Non-Current Portion of Crop Costs	$712,751	$1,585,878

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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

NOTE F – IMPAIRMENT OF GINSENG CROPS

In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng having an approximate value of RMB 5,817,110 (US$ 918,392). This loss was charged to operations during the first quarter of 2013. Management is presently unable to ascertain the impact this will have on future operations.

NOTE G – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants. The farming contracts commenced in January 2008. In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage. The Company pays the farmers market price for their Ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has recorded a receivable from the farmers for the rental income of the leased Ginseng land grants of $236,725 and $191,794 at September 30, and June 30, 2012, respectively. The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability at September 30, and June 30, 2012 was $566,612 and $549,841, respectively. The receivable and payable balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

NOTE H – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization is as follows:

	September 30,	June 30,
	2012	2012
Cost	$17,719	$17,362
Less accumulated amortization	(13,516)	(10,915)
	$4,203	$6,447

Amortization expense was $2,230 and $2,601 for the three months ended September 30, 2012 and 2011, respectively.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE I – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and will be accrued in subsequent periods. The loan is secured by the company’s inventory and equipment. The loan balance at September 30, and June 30, 2012 is $315,408 and $316,211, respectively.

NOTE J – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,325,479 (RMB 9,000,000). On June 24, 2011, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 157,704) in September 2012; 1,000,000 RMB (USD 157,704) on August 29, 2013; 1,000,000 RMB (USD 157,704) on December 20, 2013 and 5,000,000 RMB (USD 788,518) on August 29, 2014.

NOTE K - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of September 30, 2012 and June 30 2012 funds borrowed to fund the current operations of the Company were $1,786,939 and $1,667,047, respectively.  In accordance with FASB ASC 835-30, the Company has inputted an interest charge of $58,608 and $19,292 which has been recorded in the financial statements for the three months ended September 30, 2012 and 2011, respectively.

As of September 30, and June 30, 2012, the Company had receivables from related parties aggregating $210,170 and $152,394, respectively.

NOTE L – PROVISION FOR INCOME TAXES

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE L – PROVISION FOR INCOME TAXES (CONTINUED)

Deferred tax assets consist of the following at:

	September 30,	June 30,
	2012	2012
Timing difference related to inventory provisions	$169,612	$170,044
Net operating losses	813,571	1,126,540
Valuation allowance	(813,571)	(1,126,540)
Deferred tax asset	$169,612	$170,044

The deferred tax asset is the result of an inventory provision and related reserve of $169,612 (RMB 1,075,510). Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	September 30,	June 30,
	2012	2012
International (China)	$2,031,413	$748,142
United States	1,222,869	1,112,938
	$3,254,282	$1,861,080

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

The components of income before taxes are as follows:

	For the Three Months Ended September 30,
	2012	2011
International (China)	$(109,931)	$(258,847)
United States	(1,283,271)	(136,959)
	$(1,393,202)	$(395,806)

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE L – PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the three months ended September 30, 2012 and 2011, respectively, are as follows:

	For the Three Months Ended September 30,
	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Earnings taxed at other than US statuory rate	-	-
Effective tax rate	-%	-%

NOTE M – FAIR VALUE MEASUREMENTS

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

NOTE N – CONCENTRATIONS

In the three months ended September 30, 2012, two customers accounted for 99% of revenues.

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
SEPTEMBER 30, 2012 (UNAUDITED)

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

Rent expense was $50,075 and $0 for the three months ended September 30, 2012 and 2011, respectively.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

NOTE P – OPERATING SEGMENTS (CONTINUED)

Three months ended September 30, 2012:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$503,772	$-	$503,772
Net loss	(109,931)	(1,393,202)	(33,146)	(1,393,202)
Total assets	194,153	5,692,194	1,428,212	7,296,393

Other significant items:
Depreciation and amortization	571	28,257	23,080	51,908
Interest expense	24,169	58,492	8,835	91,496
Expenditures for fixed assets	272	-	-	272
Impairment of ginseng crops	-	918,392	-	918,392

Three months ended September 30, 2011:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$892,405	$-	$892,405
Net loss	(136,959)	(270,635)	(4,665)	(412,259)
Total assets	179,081	6,970,507	2,420,371	9,569,959

Other significant items:
Depreciation and amortization	227	5,920	219	6,366
Interest expense	15,342	40,304	1,170	56,816
Expenditures for fixed assets	-	61,822	-	61,822

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the periods ended September 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.  The Company conducts business through its four wholly-owned subsidiaries located in China.  We have been granted 20-year land use rights to 3,705 acres of lands by the Chinese government for ginseng planting and we control through lease approximately 750 acres of grape vineyards. However, recent harvests of grapes showed poor quality for wine production which indicates that the vineyards are no longer suitable for planting grapes for wine production. Therefore, we decide not to renew our lease for vineyard with the Chinese government when it expires in 2013 and going forward, we will purchase grape from open market to produce grape juice and wine.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.   Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice production and wine production.

Since we shifted the focus of our business into the ginseng beverage business and the wine business, we have started to store our raw material and sell very limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in 2009 and 2010. In addition, our new business is in the initial stages, we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. We have recurring operating losses and there is substantial doubt about our ability to continue as a going concern. As of September 30, 2012, the cash balance on hand for the Company was $52,192.

In order to meet the challenge, we raised capital to support our operation through a Regulation S private placement and we are recruiting distributors for ginseng beverage and wine products. In addition, we established Hong Kong Huaxia in Hong Kong as a sale company for health product and specialized local goods in March 2012. It was set up as a part of our adjusted marketing strategy so that we can explore the Asia Market through Hong Kong Huaxia while Jilin Huamei is focused on domestic sales. The focus of Hong Kong Huaxia is sales of our ginseng juice and wine in Asia market. It is currently recruiting distributors for Asia market in addition to its online shopping platform for direct sales of our ginseng juice and wine.

Although, we have generated only limited revenues from our ginseng beverage and wine businesses, we believe there is future potential to do so because (i) the China ginseng market is recovering now, (ii) the demand and the price is in an uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control has not been affected by the government restrictions), (iii)  as of the date of this filing, we have already entered into binding agreements with 20  distributors to distribute our  beverage in different cities and 1 distributor to distribute our ginseng beverage in Singapore, Malaysia, Thailand, and (iv) we set up Hong Kong Huaxia to promote our products in the Asia Market and initiated online shopping for direct sales of our ginseng juice and wine.

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

Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”) – Ginseng farming and sales

●
On January 15, 2008, we acquired 100% equity interest in Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000.  The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua Linyuan at the time of acquisition which was approximately $1,332,248. We received a certificate of approval issued by the competent local approval authority on January 15, 2008 and a business license issued by the competent local registration authority on April 1, 2008 certifying Tonghua Linyuan as a WFOE lawfully owned by us with  a registered capital of RMB 10,330,000.  However, the WFOE certificate is conditioned on us injecting the registered capital into Tonghua Linyuan before or on June 15, 2012. Because we failed to satisfy this condtion, Honghua Linyuan lost its status as a WFOE beginning June 15, 2012. Tonghua Linyuan is operated to plant grapes and produce wine.  However, recent harvests from Tonghua Linyuan showed poor quality for wine production, which indicates that the vineyard is no longer suitable to grow grapes for grape juice and wine production. Therefore, we have decided not to renew our lease with the Chinese government when it expires in 2013 and going forward, we will purchase grapes from the open market.  In addition, Tonghua Linyuan has contracted for the production of wine with a winery producer whereby Tonghua Linyuan provides the producer with grape juice and supplies and producer charges processing fee per bottle. Tonghua Linyuan started wine production through a winery producer in March 2011 and the sale of wine is conducted through Jilin Huamei and Hong Kong Huaxia..

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

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) – Growing grapes and producing wine

●
On January 15, 2008, we acquired 100% equity interest in Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000.  The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua Linyuan at the time of acquisition which was approximately $1,332,248. We received a certificate of approval issued by the competent local approval authority on January 15, 2008 and a business license issued by the competent local registration authority on April 1, 2008 certifying Tonghua Linyuan as a WFOE lawfully owned by us with  a registered capital of RMB 10,330,000.  However, the WFOE certificate is conditioned on us injecting the registered capital into Tonghua Linyuan before or on June 15, 2012. Because we failed to satisfy this condtion, Tonghua Linyuan lost its status as a WFOE beginning June 15, 2012. Tonghua Linyuan is operated to plant grapes and produce wine.  However, recent harvests from Tonghua Linyuan showed poor quality for wine production, which indicates that the vineyard is no longer suitable to grow grapes for grape juice and wine production. Therefore, we have decided not to renew our lease with the Chinese government when it expires in 2013 and going forward, we will purchase grapes from the open market.  In addition, Tonghua Linyuan has contracted for the production of wine with a winery producer whereby Tonghua Linyuan provides the producer with grape juice and supplies and producer charges processing fee per bottle. Tonghua Linyuan started wine production through a winery producer in March 2011 and the sale of wine is conducted through Jilin Huamei and Hong Kong Huaxia.

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

Hong Kong Huaxia International Industrial Co., Limited (“Hong Kong Huaxia”) – Sell health and specialized local products

●
Hong Kong Huaxia was incorporated in Hong Kong on March 18, 2012 to sell health and specialized local products and it began operations in April 2012. The registered capital of Hong Kong Huaxia is 1 million Hong Kong dollars (approximately $128,838), 1% of which is payable and paid upon registration. Hong Kong Huaxia is focused on recruiting distributors exporting our ginseng juice products and wine to other countries in Southeast Asia. As a part of our adjusted marketing strategy, Hong Kong Huaxia is focused on sales of our ginseng juice and wine in the Asia Market while Jinlin Huamei is focused on domestic sales. In addition, Hong Kong Huaxia sells other famous local products from Northeast China such as ginseng, deer antler velvet, deer products, black fungus, mushroom, pine seeds, pine flower powder. It is currently recruiting distributors for the Asia Market in addition to its online shopping platform for direct sales of our ginseng juice and wine.

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

Ginseng's growing cycle is from April to September, six months a year.  Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in autumn. The seeds can be sowed in September or next spring. It takes 10 days to germinate and the growing cycle for seedling is 10 days. For every hectare cultivated, we can harvest approximately 18 to 20 kg ginseng. As of September 30, 2012, the planting area for ginseng is 111 acres.

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

We are producing and selling three kinds of wine:

☐	Bingqing Ice Wine

☐	Pearl in the Snow (Red)

☐	Linyuan Hong Wine (red wine)

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

We started negotiating distribution and sales agreements with potential general distributors. Currently, we have signed 20 general distributors for our ginseng beverage,  1 distributor to distribute our ginseng beverage in Singapore, Malaysia, Thailand and 1 general distributor for our wine, as well as established one sales branch office in Jiangsu Province.

As a part of our adjusted marketing strategy, we set up Hong Kong Huaxia as a HK subsidiary which is focused on sales and distribution of our products and famous local goods to the Asia Market outside China in addition to its online shopping platform for direct sales of our ginseng juice and wine.

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

In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng having an approximate value of RMB 5,817,110 (US $ 918,392). This loss was charged to operations during the first quarter of 2013. Management is presently unable to ascertain the impact this will have on future operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When ginseng is shipped to a customer, the customer pays 20%-30% of the invoice and is entitled to an inspection process which could take up to 60 days. Upon completion of the inspection and approval process, the customer notifies the company, and a sale is recorded. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  Account balances are written off against the allowance if management determines the receivable is uncollectible. The Company’s standard terms stipulate payment in 60 days and consider a receivable to be uncollectible after appropriate collection efforts have been exhausted. The allowance for doubtful accounts was $664,976 and $498,198 at June 30, 2012 and June 30, 2011, respectively.

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

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $1,393,202 and $412,259 for the three months ended June 30, 2012 and 2011, respectively, and an accumulated deficit of $7,154,611 as of September 30, 2012 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months ended September 30, 2012 and 2011 respectively.

	For the Three Months Ended September 30,
			Change
	2012	2011	Amount	%
Revenues	$503,772	$892,405	$-388,633	-43.55%
Cost of Goods Sold	500,439	723,466	-223,027	-30.83%
Gross Profit	3,333	168,939	-165,606	-98.03%
Selling, general and Administrative Expenses	334,739	501,563	-166,824	-33.26%
Impairment of ginseng corps	918,392	----	918,392	----
Interest expense	91,496	56,816	34,680	61.04%
Provision for income taxes	---	16,453	-16,453	-100%
Net Income (Loss)	1,393,202	412,259	980,943	237.94%

Revenue

	September 30,	September 30,		2012-2011
	2012	2011	Dollar	%
	Revenue	Revenue	Variance	Change
Ginseng (purchase)	$502,451	$838,618	$-336,167	-40.09%
Ginseng Beverage	1,321	52,511	-51,190	-97.48%
Wine	----	1,276	-1,276	-100%
Total	$503,772	$892,405	$-388,633	43.55%

Our total revenue decreased from $892,405 for the three months ended September 30, 2011, to $502,452 for the three months ended September 30, 2012, a decrease of $388,633 or 43.55%. The decrease in revenues was primarily due to:

1.
Purchasing and reselling ginseng based on orders we receive from our major customers:  Our revenues of resale of purchased ginseng decreased from $838,618 for the three months ended September 30, 2011 to $502,451 for the three months ended September 30, 2012, a decrease of $336,167 or 40.09%. These decreased sales were primarily due to the quantity we can sell to the market. In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng with an approximate value of RMB 5,817,110 (US$ 918,392).  This loss was charged to operations during the three months ended September 30, 2012. In addition, impacted by the typhoon, the company could not get enough ginsengs from outside farmers and resell it to the market during the three months ended September, 2012.

2.
Ginseng beverage sales:  For the three months ended September 30, 2012, about $1,321 of our revenue was generated from our ginseng juice production, a decrease of $51,190, or 97.48% compared to the three months ended September 30, 2011.  The decrease was due to decreased sales of canned ginseng juice. Limited by our cash position in the fiscal year 2012, we were not able to promote the market for our ginseng beverage. Thus, in April 2012, the Company decided to adjust our marketing strategy of ginseng beverages and wine. We established Hong Kong Huaxia to recruit distributors to sell our ginseng juice and wine outside of China in the Asia Market and to set up an online shopping platform to accept orders directly from customers. In addition, we plan to produce smaller pack of our ginseng juice in addition to our current pack of ginseng juice to accommodate different needs from the customers and to attract new customers.

We feel that we will be able to promote the market through Hong Kong Huaxia; expand our   market shares by our upcoming new packs. We expect that sales of ginseng beverage will rise to 70% of our revenue in the next five years. However, there is no assurance that our sales of ginseng beverage will meet our expectation as the market conditions may change.

Cost of Goods Sold

		% of total		% of total	Dollar
	9/30/2012	cost of goods sold	9/30/2011	cost of goods sold	Variance	% change
Ginseng Purchase for Resale	$499,456	99.80%	$682,798	94.38%	$-183,342	-26.85%
Ginseng beverage	983	0.20%	39,499	5.46%	-38,516	-97.51%
Wine	----	-----	1,169	.16%	-1,169	-100%
Total	$500,439	100%	$723,466	100%	$-223,027	-30.83%

Our total cost of goods sold decreased from $732,466 for the three months ended September 30, 2011 to $500,439 for the three months ended September 30, 2012, a decrease of $223,027 or 30.83%. The primary reason for the decrease was a decrease in the cost of purchasing ginseng for resale and the cost of ginseng juice production.

Our cost of purchasing ginseng for resale decreased from $682,798 in the three months ended September 30, 2011 to $499,456 in the three months ended September 30, 2012, decreased by $183,342 or 26.85% primarily because the quantity of the ginseng we purchased decreased.

Our cost of ginseng juice production decreased substantially from $39,499 in the first three months ended 30, 20101 to $982 in the three months ended September 30, 2012 mainly because we produced less ginseng juice in this period time.

Gross Profit

Gross profit was approximately $3,333 for the three months ended September 30, 2012 compared to $168,939 for the three months ended September 30, 2011, a decrease of $165,606 or 98.03%. The decrease was primarily due to the decrease in overall sales.

Selling General and Administration Expenses

Sales costs, general expenses and administrative expenses decreased from $501,563 for the three months ended September 30, 2011 to $ 334,739 for the three months ended September 30, 2012, a decrease of $166,824 or 33.26%.  The decrease was mainly due to the decrease in our operation expense from Jilin Huamei, such as salary for the workers who participate ginseng juice production.

Impairment of Ginseng Corps

In August, 2012, Mudanjiang Huanxing had a damage caused by the typhoon with a loss of approximate  $918,392 planted ginseng in Mudanjinag farming land.

Interest Expense

Our Interest expense increased by $34,680 from $56,816 for the three months ended September 30, 2011 to $91,496 for the three months ended September 30, 2012, representing a 61.04 % increase.  The change in imputed interest to related party loans and the interest paid to bank loans for the Jilin Ganzhi building are the primary reasons for the increase in interest expense.

Income Tax Expense

We do not have any income tax expense in the three months ended September 30, 2012 due to the operation loss from Mudanjing Huaxing

Net Loss

The net loss for the three months ended September 30, 2012 was $1,393,202; an increase of $ 980,943 or 237.94% compared to a net loss of $412,259 for the three months ended September 30, 2011. The damages brought by the Typhoon to our Huaxing ginseng farming land in August 2012 caused the increase in operation expenses and administrative expenses which resulted in a net loss during the period ended September 30, 2012.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on September 30, 2012 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to ($43,408) and $30,615 for the three months ended September 30, 2012 and 2011, respectively.  And we have comprehensive loss of $1,436,610 and $381,644 for the three months ended September 30, 2012 and 2011, respectively.  The assets and liabilities amounts with the exception of equity for the three months ended September 30, 2012 were translated at   RMB to 1.00 USD as compared to 6.3410 RMB to 1.00 USD for the three months ended September 30, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended September 30, 2012 and 2011 were 6.3344 RMB and 6.4179 RMB, respectively.

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

As of September 30, 2012, we had a negative working capital of $76,912, compared to a deficit of $547,480 in working capital as of June 30, 2012.

As of September 30, 2012, there was no change in our loan payments compared with the three months ended September 30, 2011 since the loans remained constant. As of September 30, 2012, we had outstanding loan of 2,000,000 RMB (about $315,408) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan
2.	Loan Purpose: Planting
3.	Loan Amount: Principal of 2,000,000 RMB (about USD $315,408) with an annual interest of 6.325%
4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice.

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender. Nevertheless, we had a net loss of $1,393,202 for the year ended June 30, 2012. If we continue operation without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If we cannot pay off the loan in the event Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, initiate an auction sale or take any other methods to liquidate the secured assets and receive the payment of outstanding principal and interests senior to any other party out of the secured assets.  As of the date of this filing, Tonghua Linyuan has 31 storage cans in total including 15 carbon-steel cans and 16 high-speed steel storage cans;  2  white-steel transport tanks, 1170 tons of grape juice. Therefore, if Ji’An Qinshi decides to revoke the oral agreement and call the loan, it will not lead to the close of operation and business of Tonghua Linyuan; however, it will cause extra costs for Tonghua Linyuan to rent additional storage cans from third parties.

On August 30,  2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,261,630) from the same lender.  The principal terms of the new 8 million RMB bank loan agreement are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);
●
Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,264,842 ) to Jilin Ganzhi to be used in calling in and refuding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●
The loan carries a benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $ 14,838) on August 21, 2012.And we have not paid interest in September and October, 2012 and we plan to pay all outstanding interest in November, 2012 provided that we have sufficient cash.

●
 Repay the principal by installments according to the following repayment plan: principal payment of RMB1M (approximately USD $157,704) on September 20, 2012, RMB 1M (approximately USD $157,704) on August 29, 2013, RMB 1M (approximately USD $157,704) on December 20, 2013 and RMB 5M (approximately USD $788,518) on August 29, 2014.

For the three months ended September 30, 2012, and 2011, we had notes payables of approximately $ 1,786,939 and $1,140,736 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders. The individuals loaned us funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

As of September 30, 2012, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Discussion of Cash Flow

Cash flows results for the three months ended September 30, 2012 and the three months ended September 30, 2011 are summarized as follows:

	September 30, 2011	September 30, 2011
Net cash provided by(used in) operating activities	$(51,057)	$(308,227)
Net cash (used in) investing activities	(272)	(77,558)
Net cash provided by financial activities	119,892	360,106

Operating activities

Cash flow used in operating activities from operating activities decreased by $51,057 for the three months ended September 30, 2012 compared to the comparative period in 2011. This change was mainly result of an increase in net losses of $1,393,202, in addition to an increase in inventory of $256,319, an increase in due from related parties of $57,776 and an increase in prepaid expense of $99,085, which were offset by impairment of ginseng corps of $918,392, an increase in accounts payable of $345,651, a decrease in accounts receivable of $367,933 and an increase in receivables in advances of $83,358.

The inventory increase was due to the stocking of more raw materials to avoid the potential raw material shortage and price increase in the near future and ginseng for resale; The increase in due from related parties was because of advanced expenses for our ginseng and beverage businesses which were incurred in the three months ended September 30, 2012; The increase in prepaid expense was due to increased ginseng purchased by the Company.  The increase in accounts payable was due to ginseng purchase during the three months ended September 30, 2012. The increase in receivables in advances was primary due to the deposit we received from our ginseng customers.

A decrease in our accounts receivable is a result of our successfully collecting money from our credit sales during the three months ended September 30, 2012

Investing activities

Cash flows used in investing activities amounted to $272 for the three months ended September 30, 2012, which consisted of a purchase of office equipment of $272. In July, 2012, the Company purchased a cell phone for sales department.

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

Financing activities

Cash flows provided by financing activities for the three months ended September 30, 2012 was $119,892, primarily proceeds from loans payable to related parties of $119,892.

Cash flows provided by financing activities for the three months ended September 30, 2011 was $360,106, primarily proceeds from sale of common stock of $49,940 and proceeds from loans payable to related parties of $310,166.

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

None.

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

China Ginseng Holdings, Inc.,

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	November 14, 2012	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	November 14, 2012
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	November 14, 2012