Form 10-Q
period 2012-12-31
China Ginseng Holdings Inc
filed 2013-02-14
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated file	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No      ☒

As of February 14, 2013 there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2012
	(Unaudited)

CURRENT ASSETS
Cash	$64,782	$24,183
Accounts receivable- net	2,126,255	1,332,043
Inventory	1,970,452	1,819,905
Ginseng crops, current portion	-	909,665
Due from related parties	227,197	152,394
Prepaid expenses	342,156	311,251
Total Current Assets	4,730,842	4,549,441

PROPERTY AND EQUIPMENT, net	1,537,085	1,629,664

OTHER ASSETS
Ginseng crops, non-current portion	805,531	1,585,878
Intangible assets-patents, net	1,992	6,447
Receivable from farmers	284,635	191,794
Investment in unconsolidated subsidiaries	40,252	40,001
Deferred income tax asset	171,110	170,044

Total Assets	$7,571,447	$8,173,269

CURRENT LIABILITIES
Loan payable to financial institution	$318,193	$316,211
Note payable – building purchase	477,290	1,264,842
Notes payable – related parties	1,739,000	1,667,047
Accounts payable	1,823,420	1,068,765
Accrued expenses	327,639	288,873
Taxes payable	285,600	291,760
Payments received in advance	277,502	199,423
Total Current Liabilities	5,248,644	5,096,921
OTHER LIABILITIES
Note payable – building purchase, net of current portion	795,480	-
Payable to farmers	589,943	549,841
Total Liabilities	6,634,067	5,646,762
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 50,000,000
shares authorized; 44,397,297 shares issued and
outstanding at December 31, and June 30, 2012,
respectively	44,398	44,398
Additional paid-in capital	7,458,253	7,370,043
Accumulated deficit	(7,411,471)	(5,761,409)
Accumulated other comprehensive income	846,200	873,475
Total Stockholders’ Equity	937,380	2,526,507

Total Liabilities and Stockholders’ Equity	$7,571,447	$8,173,269

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

REVENUES	$1,688,947	$1,352,050	$2,192,719	$2,244,455

COSTS AND EXPENSES
Cost of goods sold	1,439,961	1,031,186	1,940,400	1,754,652
Selling, general and administrative expenses	370,102	625,253	702,393	1,126,816
Impairment of ginseng crops	-	-	920,840	-
Depreciation and amortization	53,104	24,166	105,012	30,532
Total Costs and Expenses	1,863,167	1,680,605	3,668,645	2,912,000

LOSS FROM OPERATIONS	(174,220)	(328,555)	(1,475,926)	(667,545)

NON OPERATING EXPENSE
Interest expense	82,640	91,128	174,136	147,944
Net Other Expense	82,640	91,128	174,136	147,944

LOSS BEFORE INCOME TAXES	(256,860)	(419,683)	(1,650,062)	(815,489)

PROVISION FOR INCOME TAXES	-	2,260	-	18,713

NET LOSS	$(256,860)	$(421,943)	$(1,650,062)	$(834,202)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	16,133	33,788	(27,275)	64,403

COMPREHENSIVE LOSS	$(240,727)	$(388,155)	$(1,677,337)	$(769,799)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	44,397,297	44,397,297	44,397,297	44,384,208
Diluted	44,397,297	44,397,297	44,397,297	44,384,208

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(1,650,062)	$(834,202)
Adjustments to reconcile net loss to
net cash from operating activities:
Impairment of ginseng crops	920,840	-
Depreciation and amortization	105,011	114,996
Imputed interest	88,210	71,908
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(794,212)	(767,311)
(Increase) decrease in inventory	616,636	34,828
(Increase) decrease in prepaid expense	(30,905)	354,298
(Increase) decrease in due from related parties	(74,803)	123,852
(Increase) decrease in amounts due from farmers	(92,841)	(85,931)
Increase (decrease) in accounts payable	754,655	243,302
Increase (decrease) in taxes payable	-	33,383
Increase in receivables in advance	78,079	128,429
Increase (decrease) in accrued expenses	38,766	(29,305)
Increase (decrease) in amounts due to farmers	40,102	34,372
Net cash provided by (used in)
operating activities	(524)	(577,381)

Cash Flows from Investing Activities:
Investment in unconsolidated subsidiary	-	(15,871)
Purchase of property and equipment	(272)	(64,292)
Net cash provided by (used in)
investing activities	(272)	(80,163)

Cash Flows from Financing Activities:
Sale of common stock for cash	-	49,940
Proceeds from loans payable to related parties	71,953	580,562
Net cash provided by (used in)
financing activities	71,953	630,502

Effect of exchange rate on cash	(30,558)	21,058

Increase (decrease) in cash	40,599	(5,984)

Cash at beginning of period	24,183	69,094

Cash at end of period	$64,782	$63,110

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	December 31,
	2012	2011

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$32,158	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10K for the year ended June 30, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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
DECEMBER 31, 2012 (UNAUDITED)

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

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $1,650,062 and $834,202 for the six months ended December 30, 2012 and 2011, respectively, and an accumulated deficit of $7,411,471 as of December 31, 2012 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	December 31,	June 30,
	2012	2012
Buildings and improvements	$1,517,524	$1,508,071
Machinery and equipment	821,482	816,365
Motor vehicles	31,050	30,635
Office equipment	77,107	76,626
	2,447,163	2,431,697
Less accumulated depreciation	910,078	802,033
	$1,537,085	$1,629,664

Substantially all of the property and equipment is located in China.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 (UNAUDITED)

NOTE B - PROPERTY AND EQUIPMENT (CONTINUED)

Total Depreciation was $102,527 and $111,220 for the six months ended December 31, 2012 and 2011, respectively. Depreciation is recorded in the financial statements as follows:

	Six Months Ended
	December 31,
	2012	2011
Depreciation Expense	$100,538	$26,756
Capitalized Inventory	-	45,831
Capitalized Ginseng Crops	1,989	38,633
	$102,527	$111,220

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within their respective balances on the consolidated Balance Sheets.

NOTE C –INVENTORY

Inventory is comprised of the following at:

	December 31,	June 30,
	2012	2012
Fresh and dried harvested Ginseng	$157,285	$-
Raw materials	1,583,247	1,590,531
Finished goods	225,641	225,122
Operating supplies	4,279	4,252
	$1,970,452	$1,819,905

At December 31, 2012 and June 30, 2012, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

NOTE D – INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

In December 2010, the Company invested $24,342 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method.

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company is required to invest a total of $79,549 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012. In September 2011, the Company invested $15,910 (RMB 100,000) in Jilin Jiliang. As of the date of this Report, the Company has not yet invested the remaining $63,639 (RMB 400,000). The Company accounts for this investment utilizing the cost method.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 (UNAUDITED)

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

The Company had planted at June 30, 2012 approximately 173,000 square meters of land. The Company plans to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year. In the succeeding five years, the Company plans to harvest approximately 60,945 square meters of Ginseng. The harvest plan by year is as follows: 2014-58,281 and 2017-2,664. As discussed in Note F, in August of 2012, a typhoon damaged approximately 112,000 square meters of ginseng crops.

An analysis of ginseng crop costs for each of the applicable periods is as follows:

	December 31, 2012	June 30, 2012
Beginning Crop Costs	$2,495,543	$2,930,278
Currency Conversion Adjustment to Beginning Balance	-	47,603
Capitalized Costs During Year:
Wages	-	59,747
Fertilizer	-	463
Field clearing and cultivation	98,379	-
Farmer lease fee net of management fee	(54,984)	(95,515)
Labor	370,708	-
Irrigation	35,552	-
Depreciation	1,989	5,025
Other	1,665	-
Total Capitalized Costs	453,309	(30,280)
Less:
Cost of crops harvested	(1,222,481)	(452,058)
Impairment adjustment relating to typhoon. See Note F.	(920,840)	-
	(2,143,321)	(452,058)
Ending Crop Costs	805,531	2,495,543
Less: Current portion	-	909,665
Non-Current Portion of Crop Costs	$805,531	$1,585,878

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 (UNAUDITED)

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

NOTE F – IMPAIRMENT OF GINSENG CROPS

In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 112,000 square meters of planted ginseng having an approximate value of RMB 5,817,110 (US$ 920,840). This loss was charged to operations during the first quarter of 2013.

NOTE G – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants. The farming contracts commenced in January 2008. In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage. The Company pays the farmers market price for their Ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has recorded a receivable from the farmers for the rental income of the leased Ginseng land grants of $284,635 and $191,794 at December 31, and June 30, 2012, respectively. The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability at December 31, and June 30, 2012 was $589,943 and $549,841, respectively. The receivable and payable balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

NOTE H – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization is as follows:

	December 31,	June 30,
	2012	2012
Cost	$17,875	$17,362
Less accumulated amortization	(15,883)	(10,915)
	$1,992	$6,447

Amortization expense was $4,473 and $3,776 for the six months ended December 31, 2012 and 2011, respectively.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 (UNAUDITED)

NOTE I – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and will be accrued in subsequent periods. The loan is secured by the company’s inventory and equipment. The loan balance at December 31, and June 30, 2012 is $318,193 and $316,211, respectively.

NOTE J – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,325,479 (RMB 9,000,000). On June 24, 2011, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 159,096) in September 2012; 1,000,000 RMB (USD 159,096) on August 29, 2013; 1,000,000 RMB (USD 159,096) on December 20, 2013 and 5,000,000 RMB (USD 795,481) on August 29, 2014.  The payment due in September 2012 was not made by the Company and the note is thus in default.

NOTE K - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of December 31, 2012 and June 30 2012 funds borrowed to fund the current operations of the Company were $1,739,000 and $1,667,047, respectively.  In accordance with FASB ASC 835-30, the Company has imputted an interest charge of $88,210 and $71,908 which has been recorded in the financial statements for the six months ended December 31, 2012 and 2011, respectively.

As of December 31, and June 30, 2012, the Company had receivables from related parties aggregating $227,197 and $152,394, respectively.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 (UNAUDITED)

 NOTE L – PROVISION FOR INCOME TAXES (CONTINUED)

Deferred tax assets consist of the following at:

	December 31,	June 30,
	2012	2012
Timing difference related to inventory provisions	$171,110	$170,044
Net operating losses	877,786	1,126,540
Valuation allowance	(877,786)	(1,126,540)
Deferred tax asset	$171,110	$170,044

The deferred tax asset is the result of an inventory provision and related reserve of $171,110 (RMB 1,075,510). Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded..

The Company has a net operating loss carry forward as follows:

	December 31,	June 30,
	2012	2012
International (China)	$2,203,993	$748,142
United States	1,307,149	1,112,938
	$3,511,142	$1,861,080

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

The components of income before taxes are as follows:

	For the Six Months Ended December 31,
	2012	2011
International (China)	$(1,455,851)	$(678,530)
United States	(194,211)	(136,959)
	$(1,650,062)	$(815,489)

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 (UNAUDITED)

NOTE L – PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the six months ended December 31, 2012 and 2011, respectively, are as follows:

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Effective tax rate	-%	-%

NOTE M – CONCENTRATIONS

In the six months ended December 31, 2012, three customers accounted for 53% of revenues.

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

The Company has a one year lease for its corporate offices in China aggregating $109,432 RMB per year (USD $17,000) which expired on December 31, 2012. The Company is currently negotiating a new contract.

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
DECEMBER 31, 2012 (UNAUDITED)

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

Rent expense was $50,212 and $5,199 for the six months ended December 31, 2012 and 2011, respectively.

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

Six months ended December 31, 2012:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$2,192,719	$-	$2,192,719
Net loss	(194,211)	(1,392,656)	(63,195)	(1,650,062)
Total assets	147,508	6,006,375	1,417,564	7,571,447

Other significant items:
Depreciation and amortization	1,149	57,577	46,286	105,012
Interest expense	46,035	103,649	24,452	174,136
Expenditures for fixed assets	272	-	-	272
Impairment of ginseng crops	-	920,840	-	920,840

Six months ended December 31, 2011:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$2,244,455	$-	$2,244,455
Net loss	(276,736)	(543,363)	(14,103)	(834,202)
Total assets	521,416	7,150,122	2,467,812	10,139,350

Other significant items:
Depreciation and amortization	569	29,523	440	30,532
Interest expense	32,225	106,574	9,145	147,944
Expenditures for fixed assets	-	64,292	-	64,292

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the periods ended December 31, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.  The Company conducts business through its four wholly-owned subsidiaries located in China.  We have been granted 20-year land use rights to 3,705 acres of lands by the Chinese government for ginseng planting and we control, through lease, approximately 750 acres of grape vineyards. However, recent harvests of grapes showed poor quality for wine production which indicates that the vineyards are no longer suitable for planting grapes for wine production. Therefore, we have decided not to renew our lease for the vineyards with the Chinese government upon expiration in 2013 and, going forward, we intend to purchase grapes from the open market in order to produce grape juice and wine.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.   Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice production and wine production.

Since we shifted the focus of our business into the ginseng beverage business and the wine business, we have started to store our raw material and sell only a  limited amount of our self-produced ginseng. We also purchase ginseng from outside sources, and then resell it to generate revenue, which sales are based on  orders from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in 2009 and 2010. In addition, our new business is in the initial stages, we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. We have recurring operating losses and there is substantial doubt about our ability to continue as a going concern. As of December 31, 2012, the cash balance on hand for the Company was $64,782.

In order to meet the challenge, we raised capital to support our operation through a Regulation S private placement and we are recruiting distributors for ginseng beverage and wine products. In addition, we established Hong Kong Huaxia in Hong Kong as a sale company for health product and specialized local goods in March 2012. It was set up as a part of our adjusted marketing strategy so that we can explore the Asia Market through Hong Kong Huaxia, while Jilin Huamei remains focused on domestic sales. The focus of Hong Kong Huaxia is sales of our ginseng juice and wine in the Asia market. It is currently recruiting distributors for the Asia market in addition to its online shopping platform for direct sales of our ginseng juice and wine.

Although, we have generated only limited revenues from our ginseng beverage and wine businesses, we believe there is future potential to do so because (i) the China ginseng market is recovering now; (ii) the demand and the price is in an uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control has not been affected by the government restrictions); (iii)  as of the date of this filing, we have already entered into binding agreements with 20  distributors to distribute our  beverage in different cities and 1 distributor to distribute our ginseng beverage in Singapore, Malaysia, Thailand; and (iv) we set up Hong Kong Huaxia to promote our products in the Asia Market and initiate online direct sales of our ginseng juice and wine.

As the impact of the shift in the focus of our business away from the ginseng business and into the ginseng beverage business and the wine business is uncertain and the shift represents a material change in our business, our past revenues and other financial results do not provide a meaningful basis for future performance and there is no guarantee that we will be able to attain profitability in the foreseeable future.

Our Subsidiaries:

Our business in China is currently conducted through four wholly owned subsidiaries located in China. The current operational status of each of these businesses, as of the date of this filing, is as follows:

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

Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) - Producing Canned Ginseng Juice.

●
On May 31, 2006, we acquired 100% equity interest in Jilin Ganzhi at a price of $95,691.  We received a certificate of approval issued by the competent local approval authority on May 31, 2006 and a business license issued by the competent local registration authority on June 19, 2006.  Subsequently, on September 26, 2007 and August 31, 2008, we increased Jilin Ganzhi’s registered capital by $50,000 and $20,000, respectively.  Now the registered capital of Jilin Ganzhi is $100,000. We applied with the relevant PRC approval and registration authorities for each of the aforesaid capital increases and have obtained all applicable approvals and registrations for such changes, including a renewed certificate of approval issued by the local approval authority and a renewed business license issued by the local registration authority certifying Jilin Ganzhi as a WFOE lawfully owned by us. Jilin Ganzhi is operated to process ginseng and produce canned ginseng juice. Jilin Ganzhi started production of canned ginseng juice in the three months ended December 31, 2010.

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) – Growing grapes and producing wine

●
On January 15, 2008, we acquired 100% equity interest in Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000.  The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua Linyuan at the time of acquisition which was approximately $1,332,248. We received a certificate of approval issued by the competent local approval authority on January 15, 2008 and a business license issued by the competent local registration authority on April 1, 2008 certifying Tonghua Linyuan as a WFOE lawfully owned by us with  a registered capital of RMB 10,330,000.  However, the WFOE certificate is conditioned on us injecting the registered capital into Tonghua Linyuan on or before June 15, 2012. Because we failed to satisfy this condtion, Tonghua Linyuan lost its status as a WFOE beginning June 15, 2012. Tonghua Linyuan is operated to plant grapes and produce wine.  However, recent harvests from Tonghua Linyuan showed poor quality for wine production, which indicates that the vineyard is no longer suitable to grow grapes for grape juice and wine production. Therefore, we have decided not to renew our lease with the Chinese government when it expires in 2013 and, going forward, we will purchase grapes from the open market.  In addition, Tonghua Linyuan has contracted for the production of wine with a winery producer whereby Tonghua Linyuan provides the producer with grape juice and supplies and producer charges processing fee per bottle. Tonghua Linyuan started wine production through a winery producer in March 2011 and the sale of wine is conducted through Jilin Huamei and Hong Kong Huaxia.

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

Ginseng's growing cycle is from April to September, six months a year.  Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in autumn. The seeds can be sowed in September or the next spring. It takes 10 days to germinate and the growing cycle for seedlings is 10 days. For every hectare cultivated, we can harvest approximately 18 to 20 kg ginseng. As of September 30, 2012, the planting area for ginseng is 111 acres.

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

The most important component of ginseng is ginsenoside. Based upon reading our competitors’ product labels, all of their ginseng drinks are blended after extracting ginsenosides through chemical methods. The chemical extraction of ginsenosides will cause damage to its nutritional components. Our technology is different from the traditional method used by our competitors.  We squeeze out the natural juice from fresh ginseng, use that as our main ingredient and then add in natural extracts like xylitol, citric acid and steviosides as subsidiary ingredients. We have farming technicians periodically inspect farmers to ensure they follow our growing guidelines to control the quality of the fresh ginseng.  We use low residue pesticide and biodegradable fertilizer for ginseng planting. We also use xylitol, which does not cause a sour taste, instead of sugar to lower the calorie content of our drinks.

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

As a part of our adjusted marketing strategy, we set up Hong Kong Huaxia as a Hong Kong subsidiary which is focused on sales and distribution of our products and famous local goods to the Asia Market outside China in addition to its online shopping platform for direct sales of our ginseng juice and wine.

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

In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng having an approximate value of RMB 5,817,110 (US $920,840). This loss was charged to operations during the first quarter of 2013.

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

The Company has entered into several distribution agreements to sell Ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship the product to the distributor and title will pass to the distributor.  In relation to distribution agreements for Ginseng beverages, it is the Company’s policy, commencing with the initiation of the distribution agreements, to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  The Company is establishing history as to the quantity of the Ginseng which has been returned in order to determine if a reserve for returns and allowances is necessary.  To date, returns have been minimal. For each reporting period, the Company ascertains from each distributor its’ current on hand quantity and assesses the situation in order to establish a return allowance, if necessary.  As of December 31, and June 30, 2012, all distribution sales had been sold to third parties.

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

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $1,650,062 and $834,202 for the six months ended December 30, 2012 and 2011, respectively, and an accumulated deficit of $7,411,471 as of December 31, 2012 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and six months ended December 31, 2012 and 2011, respectively.

	For the Three Months Ended December 31, 2012
			Change
	2012	2011	Amount	%
Revenues	$1,688,947	$1,352,050	$336,897	24.92%
Cost of goods sold	1,439,961	1,031,186	408,775	39.64%
Gross profit	248,986	320,864	(71,878)	(22.40)%
Selling, general and administrative Expenses	370,102	625,253	(255,151)	(40.81)%
Depreciation and amortization	53,104	24,166	28,938	119.75%
Interest expense	82,640	91,128	(8,488)	(9.31)%
Provision for income taxes	-----	2,260	(2,260)	(100.00)%
Net Loss	$(256,860)	$(421,943)	$165,083	(39.12)%

	For the Six Months Ended December 31, 2012
			Change
	2012	2011	Amount	%
Revenues	$2,192,719	$2,244,455	$(51,736)	(2.31)%
Cost of goods sold	1,940,400	1,754,652	185,748	10.59%
Gross profit	252,319	489,803	(237,484)	(48.49)%
Selling, general and administrative expenses	702,393	1,126,816	(424,423)	(37.67)%
Impairment of ginseng corps	920,840	----	920,840	----
Depreciation and amortization	105,012	30,532	74,480	243.94%
Interest expense	174,134	147,944	26,190	17.70%
Provision for income taxes	-----	18,713	(18,713)	(100.00)%
Net Loss	$(1,650,062)	$(834,202)	(815,860)	97.80%

Revenue

	Three Months Ended		2012-2011
	December 31,		Dollar
Products	2012	2011	Variance	% change
Ginseng (Production)	$1,068,037	$861,946	$206,091	23.91%
Ginseng (Purchase for Resale)	542,197	467,322	74,875	16.02%
Ginseng Beverage	10,883	22,782	-11,899	-52.23%
Aoweisi Cosmetic Products	67,830	0	67,830	-----
Total	$1,688,947	$1,352,050	336,897	24.92%

Net revenues are comprised of sales of self-production ginseng, purchased ginseng, ginseng beverage and Aoweisi cosmetic product during the three months ended December 31, 2012. Our total revenue increased from $1,352,050 for the three months ended December 31, 2011 to $1,688,947 for the three months ended December 31, 2012, an increase of $336,897 or 24.92%. The increase was primarily attributable to the sales of ginseng and Aoweisi cosmetic product.

We generated $1,068,037, or 63% of sales from our self-production ginseng for the three months ended December 31, 2012, an increase of $210,122, or 24%. The increase was primarily due to increased market price of ginseng. The market price increased by $29/kg, or 172% compared to the same period in 2011 due to nation-wide inflation in the three months ended December 31, 2012. Meanwhile, the quantity of our self-production ginseng decreased by 28,012kg during the three months ended December 31, 2012, compared to the same period in 2011. The decrease in quantity was caused by a typhoon that struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng with an approximate value of RMB 5,817,110 (US$ 920,840) in August, 2012. As a result, we were only able to harvest the ginseng planted at Yanbian Huaxing farm during the three months ended December 31, 2012.

For the three months ended December 31, 2012, approximately $542,197 or 32% of our revenue was from resale of ginseng purchased from the market and sold to major customers, which represents a 16% increase compared to the same period in 2011. The increase was mainly caused by increased orders from one of our customers, Heilong Jiang Yikangyuan, which resulted in that we sold additional 4,835kg of purchased ginseng for the three months ended December 31, 2012 as compared to the same period in 2011.

In addition, for the three months ended December 31, 2012, approximately $10,883 or 1% of our revenue was generated from the sales of our ginseng beverage, a decrease of $11,899, or 52% compared to three months ended December 31, 2011.  The decrease was mainly caused by the negative impact on our harvest by the typhoon struck in August 2012 and our limited funds for marketing and sales promotion. The management anticipates this decrease will be temporary.  In order to solve the fund issue for marketing and sales promotion, the Company plans to raise the capital in the following ways: 1) loan from shareholders or other individuals 2) apply an agriculture grant of Jilin province which is a governmental reward to support qualified agriculture companies. The amount of grant will be 5,000,000( $800,000 )RMB. However, there is no assurance that we will successfully obtain the agriculture grant or obtain enough capital from shareholders or other individuals and the management is continuing exploring any possible way to raise the capital for our marketing and development.

The remaining $67,830 of our revenue for the three months ended December 31, 2012 was generated from resales of Aoweisi cosmetic products, which were sold through Hong Kong Huaxia based on consumers’ special orders. We do not expect this to be a major source of our revenue in the future.

Cost of Goods Sold

	Three Months ended December 31,
	2012 Cost Of Goods	% of total cost of goods	2011 Cost Of Goods	% of total cost of goods	2010-2010Dollar	%
Products	Sold	sold	Sold	sold	Variance	Change
Ginseng (production)	$970,506	67.40%	$554,756	53.80%	$415,750	74.94%
Ginseng (purchase)	452,805	31.45%	464,132	45.01%	(11,327)	(2.44)%
Ginseng Beverage Production	4,450	0.31%	12,298	1.19%	(7,848)	(63.82)%
Aoweisi Cosmetic Product	12,201	0.84%	------	------	12,201	-----
Total	$1,439,961	100.00%	$1,031,186	100.00%	$408,775	39.64%

Our total cost of goods sold increased from $1,031,186 for the three months ended December 31, 2011 to $1,439,961 for the three months ended December 31, 2012, an increase of $408,775 or 39.64%. The primary reasons for the increase were the cost of our self-production ginseng and new costs attributable to the Aoweisi cosmetic products.

Our cost of purchasing ginseng for resale decreased from $464,132 in the three months ended December 31, 2011 to $452,805 in the three months ended December 31, 2012.  This was  primarily because  we purchased the ginseng from the market at lower prices compared to the prices we paid in  the comparative period of 2011.  We believe that this was due to the fact that the quality of the ginseng on the market was negatively impacted by the typhoon that occurred in August 2012.

The cost of our own farming ginseng for sale increased $415,750, or 74.94% in the three months ended December 31, 2012, compared to the three months ended December 31, 2011. The increase was caused by the increased costs associated with the harvest of ginseng in 2012 and the overall inflation in labor, seeds and other production costs.

We had a new cost of $12,201 from Aoweisi cosmetic product sales for the three months ended December 31, 2012, which did not occur in the three months ended December 31, 2011.

Cost of Sales as a percentage of revenue increased 8.99% in the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The increase was primarily due to the increase to cost of goods sold attritubale to self-ginseng production from Yanbian, as compared to the same period in  2011.

Gross Profit

Gross profit was approximately $248,986 for the three months ended December 31, 2012, compared to $320,864 for the three months ended December 31, 2011, a decrease of $71,878 or 22.40%. The decrease was primarily due to the increased costs associated with the harvest of ginseng in 2012 and the overall inflation in labor, seeds and other costs of production.

Selling, General and Administration Expenses

Selling, general expenses and administrative expenses decreased from $625,253 for the three months ended December 31, 2011 to $ 370,102 for the three months ended December 31, 2012, a decrease of $255,151 or 40.81%.  The decrease is mainly due to the decrease in our operation expense from Jilin Ganzhi, such as salary for the workers who produce ginseng juice and expense of ginseng juice marketing.

Interest Expense

Our Interest expense decreased by $8,488, from $91,128 for the three months ended December 31, 2011 to $82,640 for the three months ended December 31, 2012, a decrease of 9.31% This decrease is mainly due to a decrease in the interest rate on the building loan which decreased from 12.464% in 2011 to 11.989% in 2012.

Net Loss

The Net Loss for the three months ended December 31, 2012 was $256,860; a decrease of $165,083 or 39.12%, compared to a net loss of $421,943 for the three months ended December 31, 2011. The decrease is primarily due to the decrease in operating expenses and administrative expenses.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on December 31, 2012 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $16,133 and $33,788 for the three months ended December 31, 2012 and 2011, respectively.  And we have comprehensive loss of $240,727 and $388,155 for the three months ended December 31, 2012 and 2011, respectively.  The assets and liabilities amounts with the exception of equity for the three months ended December 31, 2012 were translated at 6.2855RMB to 1.00 USD as compared to 6.3009 RMB to 1.00 USD for the three months ended December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended December 31, 2012 and 2011 were 6.3178 RMB and 6.37990 RMB, respectively.

Comparison of results for the six months ended December 31, 2011 and 2010:

Revenue

	Six Months Ended December 31,
Products	2012	2011	2012-2011
			Dollar Variance	% change
Ginseng (Production)	$1,068,037	$858,202	$209,835	24.45%
Ginseng (Purchase for Resale)	1,043,831	1,308,905	(265,074)	(20.25)%
Wine	-	1,276	(1,276)	(100.00)%
Ginseng Beverage	13,021	76,072	(63,051)	(82.88)%
Aowei Si Cosmetic Products	67,830	-	67,830	----
Total	$2,192,719	$2,244,455	$(51,736)	(2.31)%

Our total sales decreased from $2,244,455 for the six months ended December 31, 2011 to $2,192,719 for the six months ended December 31, 2012, a decrease of $51,736 or 2%. The decrease was primarily due to decreased sales of purchased ginseng for resale, ginseng juice and wine.

We generated $1,068,037, or 49% sales from our self-production ginseng for the three months ended December 31, 2012, an increase of $209,835, or 24%. The increase was primarily due to increased market price of ginseng. The market price of ginseng increased by $29/kg, or 172% compared to the same period in 2011, due to nation-wide inflation. Meanwhile, the quantity of sold self-production ginseng decreased by 28,012kg, compared to the same period in 2011, as a result of the typhoon that struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng with an approximate value of RMB 5,817,110 (US$ 920,840) in August, 2012. As a result, we were only able to harvest the ginseng planted at Yanbian Huaxing farm during the three months ended December 31, 2012.

For six months ended December 31, 2012, approximately $1,043,831 or 48% of revenue was from the resale of ginseng purchased from the market and sold to major customers; a decrease of $ 265,074, or 20% compared to the six months ended December 31, 2011.   The decrease was caused by lower resale price. The resale price for the second half of 2012 decreased by $10 /kg, or 21% compared to the six months ended December 31, 2011. Because the typhoon occurred in August 2012 and damaged most ginseng farming area in Northern China, it was very hard to purchase high quality ginseng from the market and we had to purchase ginseng with lower quality from the market and resell the purchased ginseng at a lower price.

In addition, approximately $13,021 or 1% of our revenue was generated from sales of our ginseng beverage for the six months ended December 31, 2012, a decrease of $63,051, or 83% compared to the same period in 2011. The decrease was due to decreased sales of canned ginseng juice. As a result of our limited cash position in the six months ended December 31, 2012, we were not able to promote the market for our ginseng beverage. In order to improve our sales of canned ginseng juice, we plan to produce smaller pack of our ginseng juice in addition to our current pack of ginseng juice to accommodate different needs from the customers and to attract new customers. Through our efforts, we expect that sales of ginseng beverage will rise to 70% of our revenue in the next five years. However, there is no assurance that our sales of ginseng beverage will meet our expectation as the market conditions may change.

The remaining $67,830 of our revenue for the six months ended December 31, 2012 was generates from sales of Aoweisi cosmetic product which was sold through Hong Kong Huaxia based on consumers’ special orders. We do not expect this to be a major source of our revenues in the future.

Cost of Goods Sold

	Six Months ended December 31,
Products	2012 Cost of Goods Sold	% of the total cost of goods sold	2011 Cos of Goods Sold	% of the total cost of goods sold	2012-2011dollar variance	% of Change
Ginseng (Farming)	$970,506	50.02%	$554,756	31.62%	$415,750	74.94%
Ginseng (Purchase for Resale)	952,261	49.08%	1,146,930	65.37%	$(194,669)	(16.97)%
Wine	-----	-----	1,169	0.07%	(1,169)	(100)%
Ginseng Beverage Production	5,432	0.28%	51,797	2.95%	(46,365)	(89.51)%
Aoweisi Cosmetic Product	12,201	0.63%	------	------	12,201	------
Total	$1,940,400	100	$1,754,652	100	$185,748	10.59%

Our total cost of goods sold increased from $1,754,652 for the six months ended December 31, 2011 to $1,840,400 for the six months ended December 31, 2012, an increase of $185,748 or 10.59%. The primary reasons for the increase were the following:

☐
We had a cost of $970,506 for ginseng production for the six months ended December 31, 2012, resulting from the ginseng harvest in September, 2012 at Yanbian Huaxing farm, an increase of $415,750, or 74.94% compared to the six months ended December 31, 2011. The increase was due to increased expense on plant sheds, woodland expenses, wages, fertilizer, pesticides, irrigation, transportation fees, etc.

☐
We had a cost of $952,261 for purchasing ginseng for resale for the six months ended December 31, 2012, a decrease of $194,669, or 16.97% compared to the six months ended December 31, 2011. The decrease was due to decreased quantity, quality and the price of ginseng we purchased from outside farmer. For the six months ended December 31, 2012, the quality of ginseng we purchased from outside farmer was lower than the same period time of 2011 because it was hard to get high quality ginseng due to typhoon damage on most ginseng farm in Northern China.

☐
We had a cost of $5,432 for ginseng beverage production in the six months ended December 31, 2012, a decrease of $46,365, or 89.51% compared to the six months ended December 31, 2011 due to decreased sales;

☐	We had a new cost of $12,201 from Aoweisi cosmetic product sales for the three months ended December 31, 2012 which did not occur in the three months ended December 31, 2011.
Cost of sales as a percentage of revenue for the six months ended December 31, 2012 increased from 78% to 88% as compared to the comparative period in 2011, because cost of sales of self-production ginseng from Yanbian Huaxing had a significant increase compared to the same period in 2011.

Gross Profit

Gross profit was approximately $252,319 for the six months ended December 31, 2012, compared to $489,803 for the six months ended December 31, 2011, a decrease of $237,484 or 48.49%. The decrease was primarily due to the fact that cost of sales increased at a higher rate than the sales in the six months ended December 31, 2012.

Selling, General and Administrative Costs

Selling, general expenses and administrative expenses decreased from $1,126,816 for the six months ended December 31, 2011 to $702,393 for the six months ended December 31, 2012, a decrease of $424,423 or 37.67%.  The decrease was mainly due to the decrease in our operation expense from Jilin Ganzhi, such as salary for the workers who produce ginseng juice and expense on ginseng juice marketing.

Impairment of Ginseng Corps

In the six months ended December 31, 2012, Mudanjiang Huanxing had a damage caused by a typhoon with a loss of approximate $920,840 planted ginseng in Mudanjiang farming land.

Interest Expense

Our Interest expense increased by $26,190 or 17.70%, from $147,944 for the six months ended December 31, 2011 to $174,136 for the six months ended December 31, 2012.  The increase was primarily due to an increase in imputed interest on related party loans due to increased loan balances.

Net Loss

We had a net loss of $1,650,062 for the six months ended December 31, 2012 and a net loss of $834,202 for the six months ended December 31, 2011, an increase of $815,860 or 97.80%.  The increase is primarily due to the increase in the cost of sales of self-production ginseng.

Other Comprehensive Income

Translation adjustments resulting from this process amounted to $(27,275) and $64,403 for the six months ended December 31, 2012 and 2011, respectively. And we have comprehensive loss of $1,677,337 and $769,799 for the six months ended December 31, 2012 and 2011, respectively. The assets  and liabilities  amounts with the exception of equity  for the six months ended December 31, 2012 were translated at 6.2855  RMB to 1.00 USD as compared to 6.3009 RMB to 1.00 USD for the six months ended December 31, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the six months ended December 31, 2012 and 2011 were 6.3178 RMB and 6.37990 RMB, respectively.

Discussion of Cash Flow

Cash flows results for the six months ended December 31, 2012 and the six months ended December 31, 2011 are summarized as follows:

	December 31, 2012	December 31, 2011
Net cash provided by(used in) operating activities	$(524)	$(577,281)
Net cash provided by(used )in investing activities	$(272)	$(80,163)
Net cash provided by financial activities	$71,953	$630,512

Operating activities

Cash flows used in operating activities decreased by $524 for the six months ended December 31, 2012, compared to the same period of 2011. This change was primarily the result of an increase in net losses of $ 1,650,062, in addition to an increase in accounts receivable of $794,212, an increase in amounts due from related parties of $74,803 and an increase in amounts due from farmers of $92,841. These amounts were offset by a decrease in inventory of $616,636, an increase in accounts payable of $754,655 and an increase in receivable in advance of $78,079, an increase in accrued expenses of $38,766 and an increase in amounts due to farmers of $40,102.

The increase in accounts receivable was primarily due to the temporarily uncollected amount from the sales of ginseng held by Yanbian Huaxin; an increased accounts payable was due to our raw material purchase and the expense of ginseng box during the six months ended December 31, 2012; and an increased in receivable in advance was primary due to the deposit we received from our ginseng juice distributors and customers of Huaxia ; an increase in due from related parties was because of advanced expenses for our ginseng and beverage businesses which were incurred in the six months ended December 31, 2012 and an increase in amounts due from farmers was due to the Company increased and credit to farmer to maintain good relationship with them.

The inventory decreased due to decreased amount of stored ginseng and ginseng juice.

Investing activities

Cash flows used in investing activities amounted to $272 for the six months ended December 31, 2012, which consisted of a purchase of office equipment of $272. In July, 2012, the Company purchased a cell phone for sales department.

Cash flows used in investing activities amounted to $80,163 for the six months ended December 31, 2011, which consisted of a long-term investment of $15,871 and a purchase of property and equipment of $64,292. During the three months ended September 30, 2011, the main purchases were Jilin Ganzhi spent $47,716 (310,000 RMB) purchasing a Liquid nitrogen machine and Water storage tank for business operation use. Yanbian Huaxing spent $3,775 (24,500 RMB) in purchasing a tractor for ginseng farming business and Jilin Huamei spent $8,163 (52,980 RMB) purchasing office supplies, such as computers, printers; office tables; desks, bookcases, chairs and sofa.

On September 25, 2011, the Company invested $15,871 (100,000 RMB) in Jilin Province Jiliang Beverage Investments Co. Ltd. (“Jilin Jiliang”). This investment represented a 10% interest in Jilin Jiliang. Jilin Jiliang is an investment management company.  The Company will account for this investment utilizing the cost method.

Financing activities

Cash flows provided by financing activities for the three months ended December 31, 2012 was $71,953, primarily from loans payable to related parties of $71,953.

Cash flows provided by financing activities for the six months ended December 31, 2011 was $630,502, primarily from proceeds of sales of common stock of $49,940; and proceeds from loans payable to related parties of $580,562.

Cash flows provided by financing activities decreased by $558,549, or 89% in the six months ended December 31, 2012, compared to the same period in 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, to satisfy its obligations and otherwise operate on an ongoing basis. We have historically financed our operations and capital expenditures through loans from related parties, including officers, directors and other shareholders of the Company and have also raised capital through a private placement pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended.

As of December 31, 2012, we had a negative working capital of $517,802 compared to a deficit of $547,480 in working capital as of June 30, 2012.

As of December 31, 2012, there was no change in our payments of interest on the loans as well as the amount of the outstanding loans as compared with the three months ended December 31, 2011 since the loans remained constant. As of December 31, 2012, we had outstanding loan of 2,000,000 RMB (about $318,193) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

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

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: no principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   Thus, the debt will not have impact on our liquidity and capital resource before we start to repay the lender. Nevertheless, we had a net loss of $1,393,202 for the year ended June 30, 2012. If we continue operation without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If we cannot pay off the loan in the event Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, initiate an auction sale or take any other methods to liquidate the secured assets and receive the payment of outstanding principal and interests senior to any other party out of the secured assets.  As of the date of this filing, Tonghua Linyuan has 31 storage cans in total including 15 carbon-steel cans and 16 high-speed steel storage cans;  2  white-steel transport tanks, 1170 tons of grape juice. Therefore, if Ji’An Qinshi decides to revoke the oral agreement and call the loan, it will not lead to the close of operation and business of Tonghua Linyuan; however, it will cause extra costs for Tonghua Linyuan to rent additional storage cans from third parties.

On August 30,  2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,272,770) from the same lender.  The principal terms of the new 8 million RMB bank loan agreement are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);
●
Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,264,842 ) to Jilin Ganzhi to be used in calling in and refuding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●
The loan carries a benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $ 14,838) on August 21, 2012.And from September to December, 2012, we have not paid interest and we plan to pay all outstanding interest in March, 2013 provided that we have sufficient cash.

●
Repay the principal by installments according to the following repayment plan: principal payment of RMB1M (approximately USD $159,096) on September 20, 2012, RMB 1M (approximately USD $159,096) on August 29, 2013, RMB 1M (approximately USD $159,096) on December 20, 2013 and RMB 5M (approximately USD $795,481) on August 29, 2014.  The payment due in September 2012 was not made by the Company and the note is thus in default.

For the three months ended December 31, 2012, and 2011, we had notes payables of $ 1,739,000 and $1,141,132 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders. The individuals loaned us funds which are interest free, with no specific repayment date, and unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

As of December 31, 2012, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

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

China Ginseng Holdings, Inc.,

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	February 14, 2013	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	February 14, 2013
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	February 14, 2013