Form 10-Q
period 2013-03-31
China Ginseng Holdings Inc
filed 2013-05-20
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2013

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
Yes     ☐  No     ☒

As of May 17, 2013 there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$88,066	$24,183
Accounts receivable- net	2,492,833	1,332,043
Inventory	412,552	1,819,905
Ginseng crops, current portion	-	909,665
Due from related parties	189,285	152,394
Prepaid expenses	438,595	311,251
Total Current Assets	3,621,331	4,549,441

PROPERTY AND EQUIPMENT, net	1,504,494	1,629,664

OTHER ASSETS
Ginseng crops, non-current portion	807,958	1,585,878
Intangible assets-patents, net	-	6,447
Receivable from farmers	331,330	191,794
Investment in unconsolidated subsidiaries	24,406	40,001
Deferred income tax asset	-	170,044

Total Assets	$6,289,519	$8,173,269

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Loan payable to financial institution	$319,035	$316,211
Note payable – building purchase	478,553	1,264,842
Notes payable – related parties	1,728,467	1,667,047
Accounts payable	1,781,551	1,068,765
Accrued expenses	376,755	288,873
Taxes payable	111,574	291,760
Payments received in advance	348,865	199,423
Total Current Liabilities	5,144,800	5,096,921
OTHER LIABILITIES
Note payable – building purchase, net of current portion	797,588	-
Payable to farmers	809,279	549,841
Total Liabilities	6,751,667	5,646,762
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value, 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	44,398	44,398
Additional paid-in capital	7,488,237	7,370,043
Accumulated deficit	(8,830,981)	(5,761,409)
Accumulated other comprehensive income	836,198	873,475
Total Stockholders’ Equity (Deficit)	(462,148)	2,526,507

Total Liabilities and Stockholders’ Equity (Deficit)	$6,289,519	$8,173,269

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

REVENUES	$497,943	$902,807	$2,690,662	$3,147,262

COSTS AND EXPENSES
Cost of goods sold	247,837	724,217	2,188,237	2,478,869
Selling, general and administrative expenses	144,161	346,013	846,554	1,498,073
Impairment of ginseng crops and inventory	1,406,457	-	2,327,297	-
Depreciation and amortization	45,791	15,806	150,803	46,338
Total Costs and Expenses	1,844,246	1,086,036	5,512,891	4,023,280

LOSS FROM OPERATIONS	(1,346,303)	(183,229)	(2,822,229)	(876,018)

NON OPERATING INCOME (EXPENSE)
Foreign exchange	-	4,992	-	30,236
Interest expense	(73,207)	(100,635)	(247,343)	(248,579)
Net Other Expense	(73,207)	(95,643)	(247,343)	(218,343)

LOSS BEFORE INCOME TAXES	(1,419,510)	(278,872)	(3,069,572)	(1,094,361)

PROVISION FOR INCOME TAXES	-	3,090	-	21,803

NET LOSS	$(1,419,510)	$(281,962)	$(3,069,572)	$(1,116,164)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	12,615	37,614	(14,660)	102,017

COMPREHENSIVE LOSS	$(1,406,895)	$(244,348)	$(3,084,232)	$(1,014,147)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.01)	$(0.07)	$(0.03)
Diluted	$(0.03)	$(0.01)	$(0.07)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic	44,397,297	44,397,297	44,397,297	44,397,297
Diluted	44,397,297	44,397,297	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(3,069,572)	$(1,116,164)
Adjustments to reconcile net loss to
net cash from operating activities:

Depreciation and amortization	150,803	46,338
Impairment of ginseng crops	2,327,297	-
Imputed interest	118,194	115,676
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,160,790)	(784,646)
(Increase) decrease in inventory	765,652	159,632
(Increase) decrease in prepaid expense	(127,344)	313,259
(Increase) decrease in due from related parties	(36,891)	92,880
(Increase) decrease in amounts due from farmers	(139,536)	(131,243)
Increase (decrease) in accounts payable	712,786	425,623
Increase (decrease) in taxes payable	-	43,826
Increase (decrease) in receivables in advance	149,442	178,868
Increase (decrease) in accrued expenses	87,882	1,205
Increase (decrease) in payable to farmers	259,438	52,497
Net cash provided by (used in)
operating activities	37,361	(602,249)

Cash Flows from Investing Activities:
Return of investment in unconsolidated businesses	15,862	(15,871)
Purchase of property and equipment	(272)	(64,730)
Net cash provided by (used in)
investing activities	15,590	(80,601)

Cash Flows from Financing Activities:
Sales of common stock for cash	-	49,940
Proceeds from loans payable to related parties	61,420	626,533
Net cash provided by (used in) financing activities	61,420	676,473

Effect of exchange rate on cash	(50,488)	60,345

Increase (decrease) in cash	63,883	53,968

Cash at beginning of period	24,183	69,094

Cash at end of period	$88,066	$123,062

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2013	2012

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$34,777	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10K for the year ended June 30, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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
MARCH 31, 2013 (UNAUDITED)

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company had an accumulated deficit of $8,830,981 as of March 31, 2013 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	March 31,	June 30,
	2013	2012
Buildings and improvements	$1,521,543	$1,508,071
Machinery and equipment	823,657	816,365
Motor vehicles	31,110	30,635
Office equipment	77,311	76,626
	2,453,621	2,431,697
Less accumulated depreciation	949,127	802,033
	$1,504,494	$1,629,664

Substantially all of the property and equipment is located in China.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE B - PROPERTY AND EQUIPMENT (CONTINUED)

Total depreciation was $ $139,179  and $160,710 for the nine months ended March 31, 2013 and 2012, respectively. Depreciation is recorded in the financial statements as follows:

	Nine Months Ended
	March 31,
	2013	2012
Depreciation Expense	$136,893	$40,111
Capitalized Inventory	-	69,005
Capitalized Ginseng Crops	2,286	51,594
	$139,179	$160,710

Depreciation expense is included within deprecation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within their respective balances on the consolidated Balance Sheets.

NOTE C –INVENTORY

Inventory is comprised of the following at:

	March 31,	June 30,
	2013	2012
Raw materials	$185,785	$1,590,531
Finished goods	221,265	225,122
Operating supplies	5,502	4,252
	$412,552	$1,819,905

At March 31, 2013  and June 30, 2012, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

NOTE D – INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

In December 2010, the Company invested $24,342 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method.

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company was required to invest a total of $79,759 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012.  In September 2011, the Company invested $15,952 (RMB 100,000) in Jilin Jiliang.  During the three months ended March 31, 2013, the Company terminated its’ investment in Jilin Jiliang and was returned its’ 100,000 RMB investment.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

An analysis of ginseng crop costs for each of the applicable periods is as follows:

	March 31, 2013	June 30, 2012
Beginning Crop Costs	$2,495,543	$2,930,278
Currency Conversion Adjustment to Beginning Balance	-	47,603
Capitalized Costs During Year:
Wages	-	59,747
Fertilizer	-	463
Field clearing and cultivation	98,379	-
Farmer lease fee net of management fee	(82,014)	(95,515)
Labor	371,725	-
Irrigation	35,649	-
Depreciation	2,286	5,025
Other	1,459	-
Total Capitalized Costs	427,484	(30,280)
Less:
Cost of crops harvested	(1,192,374)	(452,058)
Impairment adjustment relating to typhoon. See Note F.	(922,695)	-
	(2,115,069)	(452,058)
Ending Crop Costs	807,958	2,495,543
Less: Current portion	-	909,665
Non-Current Portion of Crop Costs	$807,958	$1,585,878

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

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

NOTE F – IMPAIRMENT OF GINSENG CROPS AND INVENTORY

In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 112,000 square meters of planted ginseng having an approximate value of RMB 5,817,110 (US$ 922,695). This loss was charged to operations during the first quarter of 2013.

In March of 2013, the Company determined that the grape juice inventory held at Tonghua is no longer saleable.  As such, the Company  wrote off inventory with a value of 8,855,284 RMD (US$ 1,404,602) at March 31, 2013.

NOTE G – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants. The farming contracts commenced in January 2008. In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage. The Company pays the farmers market price for their Ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more then 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has recorded a receivable from the farmers for the rental income of the leased Ginseng land grants of $331,330 and $191,794 at March 31, 2013, and June 30, 2012, respectively. The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability at March 31, 2013, and June 30, 2012 was $809,279 and $549,841, respectively. The receivable and payable balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

NOTE H – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization is as follows:

	March 31,	June 30,
	2013	2012
Cost	$17,923	$17,362
Less accumulated amortization	(17,923)	(10,915)
	$-	$6,447

Amortization expense was $13,910 and $6,227 for the nine months ended March 31, 2013 and 2012, respectively.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE I – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the Company is generating profits. Interest has been paid on the loan through June 30, 2009 and will be accrued in subsequent periods. The loan is secured by the company’s inventory and equipment. The loan balance at March 31, 2013 and June 30, 2012 is $319,035 and $316,211, respectively.

NOTE J – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,325,479 (RMB 9,000,000). On June 24, 2011, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 159,518) in September 2012; 1,000,000 RMB (USD 159,518) on August 29, 2013; 1,000,000 RMB (USD 159,517) on December 20, 2013 and 5,000,000 RMB (USD 797,588) on August 29, 2014.  The payment due in September 2012 was not made by the Company and the note is thus in default.

NOTE K - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of  March 31, 2013  and June 30, 2012 funds borrowed to fund the current operations of the Company were $1,728,467 and $1,667,047, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $118,194  and $115,676 which has been recorded in the financial statements for the nine months ended March 31, 2013 and 2012, respectively. At March 31, 2013, 30% of these loans were with 2 individuals, including 18% with the Company's Chairman.

As of March 31, 2013  and June 30, 2012, the Company had receivables from related parties aggregating $189,285 and $152,394, respectively. At March 31, 3013, 66% of these receivables, were with 4 individuals.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

 NOTE L – PROVISION FOR INCOME TAXES (CONTINUED)

Deferred tax assets consist of the following at:

	March 31,	June 30,
	2013	2012
Timing difference related to inventory provisions	$-	$170,044
Net operating losses	1,232,750	1,126,540
Valuation allowance	(1,232,750)	(1,126,540)
Deferred tax asset	$-	$170,044

The deferred tax asset was the result of an inventory provision and related reserve of $171,110 (RMB 1,075,510). Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded.  This deferred tax asset was utilized by the Company in 2013 as the inventory was sold by the Company.

The Company has a net operating loss carry forward as follows:

	March 31,	June 30,
	2013	2012
International (China)	$3,597,000	$748,142
United States	1,334,000	1,112,938
	$4,931,000	$1,861,080

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

The components of income (loss) before taxes are as follows:

	For the Nine Months Ended March 31,
	2013	2012
International (China)	$(2,848,121)	$(710,874)
United States	(221,451)	(383,487)
	$(3,069,572)	$(1,094,361)

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE L – PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the nine months ended March 31, 2013 and 2012, respectively, are as follows:

	2013	2012
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	(3.3)	(3.3)
Valuation allowance	(30.7)	(30.7)
Effective tax rate	-%	-%

NOTE M – CONCENTRATIONS

In the nine months ended March 31, 2013, three customers accounted for 47% of revenues.

In the nine months ended March 31, 2012, two customers accounted for 48% of revenues.

At March 31, 2013, two customers accounted for 26% of the accounts receivable.

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
MARCH 31, 2013 (UNAUDITED)

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

Rent expense was $50,314 and $5,199 for the nine months ended March 31, 2013 and 2012, respectively.

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

Nine months ended March 31, 2013:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$2,690,662	$-	$2,690,662
Net loss	(221,451)	(1,377,907)	(1,470,214)	(3,069,572)
Total assets	210,096	6,066,093	13,330	6,289,519

Other significant items:
Depreciation and amortization	1,703	102,498	46,602	150,803
Interest expense	38,351	188,910	20,082	247,343
Expenditures for fixed assets	-	272	-	272
Impairment of ginseng crops and inventory	-	922,695	1,404,602	2,327,297

Nine months ended March 31, 2012:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$3,147,262	$-	$3,147,262
Net loss	(335,487)	(759,686)	(20,991)	(1,116,164)
Total assets	159,110	7,649,219	2,470,177	10,278,506

Other significant items:
Depreciation and amortization	911	44,765	662	46,338
Interest expense	50,821	183,192	14,566	248,579
Expenditures for fixed assets	-	64,730	-	64,730

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the three and nine months ended March 31, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Since we shifted the focus of our business into the ginseng beverage business and the wine business, we have started to store our raw material and sell only a limited amount of our self-produced ginseng. We also purchase ginseng from outside sources, and then resell it to generate revenue, which sales are based on orders from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to incur losses, in 2009 and 2010. In addition, our new business is in the initial stages, we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. We have recurring operating losses and there is substantial doubt about our ability to continue as a going concern. As of March 31, 2013, the cash balance on hand for the Company was $88,066.

In order to meet the challenge, we raised capital to support our operation through a Regulation S private placement and we are recruiting distributors for ginseng beverage and wine products. In addition, we established Hong Kong Huaxia in Hong Kong as a sales company for health products and specialized local goods in March 2012. It was set up as a part of our adjusted marketing strategy so that we can explore the Asia Market through Hong Kong Huaxia, while Jilin Huamei remains focused on domestic sales. The focus of Hong Kong Huaxia is sales of our ginseng juice and wine in the Asia market. It is currently recruiting distributors for the Asia market in addition to its online shopping platform for direct sales of our ginseng juice and wine.

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

We are producing and selling three kinds of wine:

☐	Bingqing Ice Wine

☐	Pearl in the Snow (Red)

☐	Linyuan Hong Wine (Red)

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

Wine

Our grapes grow on 750 acres of land leased from a group of individual farmers, paying approximately $37.50 per acre a year for 15 years.  This lease expires on December 31, 2014.   However, recent harvests from our vineyard showed poor quality indicating the vineyard is no longer suitable for the production of wine. We decided to abandon the growing and harvesting of grapes and will now purchase grapes in the open market to produce wine.  We started production of wine in March 2011 and sales in April 2011. Through our subsidiary Tonghua Linyuan, we have a written production agreement with Tonghua Jinyuanshan Winery (“Jinyuanshan Winery”) to produce Pearl in Snow Wine and Ice Wine for us from May 20, 2012 to May 19, 2017. Under the terms of the agreement, we provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies, and Jinyuanshan Winery produces and bottles the wine with a charge of approximately $0.16-0.24 per bottle (approximately $0.16 a bottle for processing red wine,  and approximately $0.24 per bottle for processing ice wine). We, through our subsidiary Tonghua Linyuan, have another written production agreement with Jinyuanshan Winery to produce. Linyuan Hong Red for us at a charge of approximately $0.16 per bottle from May 20, 2012 to May 19, 2017. The agreement contains similar terms as the production written agreement we have with Jinyuanshan Wineary for producing Pearl in Snow Wine and Ice Wine.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the saleability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In addition, past financial results are not indicative of future performance due to our emphasis on further commercializing ginseng juice with our crops as raw materials and broadening our offering, such as wine sale. Furthermore, we cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

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

In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 112,000 square meters of planted ginseng having an approximate value of RMB 5,817,110 (US$ 922,695). This loss was charged to operations during the first quarter of 2013.

In March of 2013, the Company determined that the grape juice inventory held at Tonghua is no longer saleable.  As such, the Company  wrote off inventory with a value of 8,855,284 RMD (US$ 1,404,602) at March 31, 2013.

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

The Company has entered into several distribution agreements to sell Ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship the product to the distributor and title will pass to the distributor.  In relation to distribution agreements for Ginseng beverages, it is the Company’s policy, commencing with the initiation of the distribution agreements, to allow the distributors to return all unsold products at the end of six months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  The Company is establishing history as to the quantity of the Ginseng which has been returned in order to determine if a reserve for returns and allowances is necessary.  To date, returns have been minimal. For each reporting period, the Company ascertains from each distributor its’ current on hand quantity and assesses the situation in order to establish a return allowance, if necessary.  As of March 31, 2013 and June 30, 2012, all distribution sales had been sold to third parties.

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

Going Concern

As indicated in the accompanying financial statement, the Company had net losses of $3,069,572 and $1,116,164 for the nine months ended March 31, 2013 and 2012, respectively, and an accumulated deficit of $8,830,981 as of March 31, 2013 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Result of Operations

The following tables present certain unaudited consolidated statement of operations information. Financial information is presented for the three months and nine months ended March 31, 2013 and 2012 respectively.

	For the three months Ended March 31,		Year to Year Comparison		For the nine months Ended March 31,		Year to Year Comparison
	2013	2012	Increase /(Decrease)	Percentage change	2013	2012	Increase /(Decrease)	Percentage change

Revenues	$497,943	$902,807	$(404,864)	(44.85)%	$2,690,662	$3,147,262	$(456,600)	(14.51)%

Cost of Goods Sold	247,837	724,217	(476,380)	(67.78)%	2,188,237	2,478,869	(290,632)	(11.72)%

Selling, general and administrative expenses	144,161	346,013	(201,852)	(58.34)%	846,554	1,498,073	(651,519)	(43.49)%

Impairment of ginseng crops and inventory	1,406,457	-	1,406,457	100%	2,327,297	-	2,327,297	100%
Depreciation and amortization	45,791	15,806	29,985	189.71%	150,803	46,338	(104,465)	225.44%

Interest expense	73,207	100,635	(27,428)	(27.25)%	247,343	248,579	(1,236)	(0.50)%

Foreign exchange	-	4,992	4,992	(100.00)%	-	(30,236)	30,236	(100.00)%
Provision for income taxes	0	3,090	(3,090)	(100.00)%	-	21,803	(21,803)	(100.00)%

Net Loss	$(1,419,510)	$(281,962)	$1,137,548	(403.44)%	$(3,069,572)	$(1,116,164)	$1,953,408	175.01%

Revenue

For the three months ended March 31, 2013 and 2012:

	March 31,		March 31,		2013-2012
	2013	% of total	2012	% of total	Dollar
Products	Revenue	revenue	Revenue	Revenue	Variance	% change
Ginseng (production)	$339,458	68%	0	-	$339,458	-
Ginseng (purchase)	$139,576	28%	821,938	91%	$(682,362)	(83%)
Wine	$2,631	1%	9,337	1%	$(6,706)	(72%)
Ginseng Beverage Production	$2,066	0%	71,532	8%	$(69,466)	(97%)
Aoweisi Cosmetic Products	$14,212	3%	0	-	$14,212	-
Total	$497,943	100	$902,807	100%	$(404,864)	(45%)

Our total revenue decreased from $902,807 for the three months ended March 31, 2012 to $497,943 for the three months ended March 31, 2013, a decrease of $404,864 or 45%. The decrease was primarily due to the decrease of the sales of purchased ginseng, wine and ginseng beverage.

For the three months ended March 31, 2013, approximately $339,458 or 68% of our revenue was generated from our self-ginseng product. In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 112,000 square meters of planted ginseng. As a result, the ginseng harvested in September 2012 from Yanbian Huaxing was not qualified as raw material to make ginseng juice and we had to sell it to the market. The sales of our self-grown ginseng constituted the biggest portion of our revenue for the three months ended March 31, 2013.

For the three months ended March 31, 2013, approximately $139,576 or 28% of our revenue was the resale of ginseng purchased from the market and sold to major customers, a decrease of 83% compared to the same period in 2012. The decrease was caused by the decreased quantity of the purchased ginseng of 18,791kg, or 83% compared to the three months ended March 31, 2012. The decrease was mainly due to two of our major customers temporarily stopped their orders.

For the three months ended March 31, 2013, approximately $2,066 or 1 % of our revenue was generated from our ginseng juice product, a decrease of $6,707 or 72%. The decrease was due to our limited funds for marketing and sales promotion. The management anticipates this decrease will be temporary.  In order to obtain sufficient capital for marketing and sales promotion, the Company has taken and plans to take the following measures to raise the money: 1) obtaining loans from shareholders or other individuals 2) applying agriculture grant of Jilin province which is a governmental reward to support qualified agriculture companies. The amount of the grant is 5,000,000RMB (approximately $800,000). The Company has submitted its application and currently is waiting for the result which will be released in June, 2013. However, there is no assurance that we will successfully obtain the agriculture grant or obtain enough capital from shareholders or other individuals and the management is continuing exploring other possible ways to raise the capital for our marketing and development.

For the three months ended March 31, 2013, approximately $2,631 or 1% of total revenue was generated from wine production, a decrease of $69,466 or 97% compared to the three months ended March 31, 2012. The decrease was mainly caused by the decreased demands from the customers. Based on the current trend of wine demands in China market, the Company adjusted the anticipation of its wine revenue in the next 3 to 5 years from 20% to 10%. And there can be no assurance that our sales of wine will reach such levels in the anticipated time period, if at all.

 The remaining $14,212 of our revenue for the three months ended March 31, 2013 was generated from resale of Aoweisi cosmetic products, which were sold through Hong Kong Huaxia based on consumers’ orders. We do not expect this to be a major source of our revenue in the future.

For the nine months ended March 31, 2013 and 2012:

	March 31,		March 31,		2013-2012
	2013	% of	2012	% of	Dollar
	Revenue	total revenue	Revenue	total Revenue	Variance	% change
Ginseng (production)	$1,407,398	52%	$858,202	27	$549,196	64%
Ginseng (purchase)	1,184,274	44%	2,130,843	68	$(946,569)	(44%)
Wine	2,609	0%	10,613	0	$(8,004)	(75%)
Ginseng Beverage Production	14,280	1%	147,604	5	$(133,324)	(90%)
Aoweisi Cosmetic Products	82,101	3%		0	82,101	-
Total	$2,690,662	100	3,147,262	100	$(456,600)	(15%)

Our total sales decreased from $3,147,262 for the nine months ended March 31, 2012 to $2,690,662 for the nine months ended March 31, 2013, a decrease of $456,600 or 15%. The decrease was caused by the decrease in resale of ginseng purchased from the market and sold to major customers, sales of ginseng juice and sales of wine.

We generated $1,407,398 or 52% sales from our own farming for the nine months ended March 31, 2013, an increase of $549,196, or 64% compared to the nine months ended March 31, 2012.  Due to the damage caused by the typhoon in August 2012, the ginseng harvested from out Yanbian Huaxin was not qualified to produce ginseng juice. As a result, we sold it  to the market.

For the nine months ended March 31, 2013, approximately $1,184,274 or 44% of revenue was generated from the resale of ginseng purchased from the market and sold to major customers, a decrease of $946,569 or 44% compared to revenue of $2,130,843 from the resale of purchased ginseng for the nine months ended March 31, 2012. The decreased was mainly because two of our major customers temporarily stopped their orders.

For the nine months ended March 31, 2013, approximately $14,280 or 1% of our revenue was generated from sales of our ginseng juice products, a decrease of 90% compared to revenue of $147,604 from sales of ginseng juice production for the nine months ended March 31, 2012. The decrease was due to decreased sales of canned ginseng juice. As a result of our limited cash position during the nine months ended March 31, 2013, we were not able to promote the market for our ginseng beverage. In order to improve our sales of canned ginseng juice, we plan to produce smaller pack of our ginseng juice in addition to our current pack of ginseng juice to accommodate different needs from the customers and to attract new customers. In addition, we have taken or plan to take measures to raise capital to promote the market for our ginseng beverage including but not limited to obtaining loans from our shareholders or other individuals, and applying agriculture grant of Jilin province which is a governmental reward to support qualified agriculture companies with an amount of approximately $800,000. Through our efforts, we expect that sales of ginseng beverage will rise to 70% of our revenue in the next five years. However, there is no assurance that we will successfully obtain sufficient capital for our marketing and development of ginseng beverage and our sales will reach such levels in the anticipated time frame, if at all.

Approximately $2,609 or 0% of revenue was generated from sale of our produced wine, a decrease of $8,004 or 75% compared to the nine months ended March 31, 2012. The decrease was mainly caused by the decreased demands of the customers. Due to the current trend of decreased demands of wine in China market, the Company has adjusted the anticipation of its wine revenue in the next 3 to 5 years from 20% to 10%. And there can be no assurance that our sales of wine will reach such levels in the anticipated time period, if at all.

The remaining $82,101 or 3 % of our revenue for the nine months ended March 31, 2013 was generated from sales of Aoweisi cosmetic product which was sold through Hong Kong Huaxia based on consumers’ orders. We do not expect this to be a major source of our revenues in the future.

Cost of Goods Sold

For the three months ended March 31, 2013 and 2012:

	March 31, 2013	% of total	March 31,2012	% of total	2103-2012
	Cost of goods sold	cost of goods sold	Cost of goods sold	cost of goods sold	Dollar Variance	% change
Ginseng (production)	$137,176	55%	0	0	137,176	-
Ginseng (purchase)	107,436	43%	673,503	93	$(566,067)	(84)%
Wine	1,092	0%	5,445	1	$(4,353)	(80)%
Ginseng Beverage Production	926	0%	45,269	6	$(44,343)	(98)%
Aoweisi Cosmetic Products	1,207	0%	-	-	$1,207	0%
Total	$247,837	100	724,217	100	$(476,830)	(66)%

Our total cost of goods sold decreased from $724,217 for the three months ended March 31, 2012 to $247,837 for the three months ended March 31, 2013, a decrease of $476,830 or 60%. The primary reason for the decrease was that our cost of purchasing ginseng for resale, wine sale and ginseng juice sale in the three months ended March 31, 2013 decreased compared to the same period in 2012.

The cost of our own farming ginseng for sale is $137,176 for the three months ended March 31, 2013, compared to nil for the same period in 2012.

Our cost of purchasing ginseng for resale decreased from $673,503 during the three months ended March 31, 2012 to $107,436 for the three months ended March 31, 2013 due to decreased demands from our customers.

The cost of wine for sale decreased from $5,445 for the three months ended March 31, 2012 to $1,092 for the three months ended March 31, 2103,  which was due to an significant  decrease of sales of our wine.

The cost of ginseng beverage for sale was $926 for the three months ended March 31, 2013, a decrease of $44,343 or 98%, compared to $45,269 for the same period in 2012. The decrease was mainly caused by the reduced sale of our ginseng beverage.

We had a new cost of $1,207 from Aoweisi cosmetic product sales for the three months ended March 31, 2013, which did not occur in the three months ended March 31, 2012.

Cost of Sales as a percentage of revenue decreased 32% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily due to decreased cost on our purchased ginseng in the three months ended March 31, 2013.

For the nine months ended March 31, 2013 and 2012:

	March 31,2013	% of total	March 31,2012	% of total	2013-2012
	Cost of goods sold	cost of goods sold	Cost of goods sold	cost of goods sold	Dollar Variance	% change
Ginseng (production)	$1,104,052	50	$554,756	22	$549,296	99%
Ginseng (purchase)	1,062,739	49	1,820,432	73	$(757,693)	(42)%
Wine	1,396	0	6,624	0	$(5,228)	(79)%
Ginseng Beverage Production	6,344	0	97,057	5	$(90,713)	(93)%
Aoweisi Cosmetic Products	13,706	1	0	0	$13,705	0%
Total	$2,188,237	100	2,478,869	100	$(290,632)	(12)%

Our total cost of goods sold decreased from $2,478,869 for the nine months ended March 31, 2012 to $2,188,237 for the nine months ended March 31, 2013, a decrease of $290,632 or 12%. The primary reason for the decrease was the decreased cost of goods sold of purchased ginseng, wine and ginseng juice.

The total cost of ginseng production for sale increased from $554,756 for the nine months ended March 31, 2012 to $1,104,052 for the nine months ended March 31, 2013, an increase of 549,296 or 99%, as a result of  a significant increase in the quantity of ginseng harvested caused by a typhoon strike in August 2012. The harvest costs include seeds, seedlings, plant sheds, woodland expenses, wages, fertilizer, pesticides, irrigation, transportation fees, and the building of pathways.

Our cost of purchasing ginseng for resale in the nine months ended March 31, 2013 decreased from $1,820,432 in the nine months ended March 31, 2012 to $1,062,739 because of decreased quantity of ginseng we purchased from outside farmers. The decreased purchase quantity was due to reduced market demands. There were two customers temporarily stopped their orders.

The cost of wine for sale was $1,396 for the nine months ended March 31, 2013, compared to $6,624 for the same period in 2012, a decrease of $5,228 or 79% caused by a significant decrease of sale of wine.

The cost of ginseng juice for sale decreased from $97,057 during the nine months ended March 31, 2012 to $6,344 for the nine months ended March 31, 2103, which was mainly due to reduced sale of ginseng juice.

We had a new cost of $13,706 from sales of Aoweisi cosmetic product for the nine months ended March 31, 2013, which did not occur during the nine months ended March 31, 2012.

Cost of Sales as a percentage of revenue increased 3% in the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012. The increase was primarily due to the increase to cost of goods sold attributable to self-ginseng production from Yanbian, as compared to the same period in 2012 and new cost of sale of Aoweisi.

Selling, General and Administration Expenses

Selling, general expenses and administrative expenses decreased from $346,013 for the three months ended March 31, 2012 to $ 144,161for the three months ended March 31, 2013, a decrease of $201,852, or 61%.  The decrease is mainly due to the decrease in our operation expense from Jilin Ganzhi, such as salary for the workers for ginseng juice production juice and expense of ginseng juice marketing.

Sales costs, general expenses and administrative expenses decreased from $1,498,073 for the nine months ended March 31, 2012 to $846,554 for the nine months ended March 31, 2013, a decrease of $651,519 or 44%. The decrease is mainly because of 1) the decrease in general administrative expenses, such as marketing expenses for our ginseng juice production;  2) the decrease in our operation expense from Jilin Ganzhi, such as salary for the works for ginseng juice production and expense of ginseng juice marketing.

Depreciation and Amortization

Depreciation and amortization was $45,791 for the quarter ended March 31, 2013, compared to $15,806 for the quarter ended March 31, 2012, an increase of $29,985 or 189%. The increasing was primarily due a full years depreciation on new building purchases. and less depreciation being capitalized.

Depreciation and amortization was $150,803 for the nine months ended March 31, 2013 compared to $46,338 for the nine months ended March 31, 2012, an increase of 104,465 or 225%.  The increasing was primarily due a full years depreciation on new building purchases. and less depreciation being capitalized.

Interest Expense

Our interest expense decreased by $27,428 or 65% from $100,635 for the quarter ended March 31, 2012 to $73,207 for the quarter ended March 31, 2013.  The change in imputed interest to related party loans and Ganzhi loan were the main reason for the decrease in interest expense.

Our interest expense decreased by $1,236 from $248,579 for the nine months ended March 31, 2012 to $247,343 for the nine months ended March 31, 2012, representing a decrease of 0.05

Income Tax Expense

There is no income tax expense for the quarter ended March 31, 2013 and the nine months ended March 31, 2013.

Net Loss

The net loss for the quarter ended March 31, 2013 was $1,419,510, an increase of $1,137,548 or 403%, compared to a net loss of $281,962 for the quarter ended March 31, 2012. The increase  of the net loss in this quarter is primarily due to the inventory impairment.

We had a net loss of $3,069,572 for the nine months ended March 31, 2013, compared to a net loss of $1,116,164 for the nine months ended March 31, 2012, an increase of $1,953,408, or 175%. The net loss was primarily due to the decreased whole sales and increased Cost of Sales as a percentage of revenue and the inventory impairment.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on March 31, 2013 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $12,615 and $37,614 for the three months ended March 31, 2013 and 2012, respectively.  And we have comprehensive loss of $1,406,895 and $244,348 for the three months ended March 31, 2013 and 2012, respectively. The assets and liabilities amounts with the exception of equity for the three months ended March 31, 2013 were translated at 6.2689 RMB to 1.00 USD as compared to 6.2943RMB to 1.00 USD for the three months ended March 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended March 31, 2013 and 2012 were 6.304478 RMB and 6.3560RMB, respectively.

Translation adjustments resulting from this process amounted to $(14,660) and $102,017 for the nine months ended March 31, 2013 and 2012, respectively. And we have comprehensive loss of $3,084,232 and 1,014,147 for the nine months ended March 31, 2013 and 2012, respectively. The assets and liabilities amounts with the exception of equity for the nine months ended March 31, 2013 were translated at 6.2689 RMB to 1.00 USD as compared to 6.62943 RMB to 1.00 USD for the nine months ended March 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the nine months ended March 31, 2013 and 2012 were 6.304478 RMB and 6.3560RMB, respectively.

Discussion of Cash Flow

Cash flows results for the nine months ended March 31, 2013 and the nine months ended March 31, 2012 are summarized as follows:

	March 31, 2013	March 31, 2012
Net cash provided by(used in) operating activities	$37,361	$(602,249)
Net cash provided by(used )in investing activities	$15,590	$(80,601)
Net cash provided by financial activities	$61,420	$676,473

Operating activities

Cash flows used in operating activities increased by $37,361 for the nine months ended March 31, 2013 compared to the same period of 2012. This change was due to  an increase in net losses of $ 3,069,572, in addition to an increase in accounts receivable of $1,160,790, an increase in amounts due from farmers $139,536 and an increase in prepaid expense of $127,344.  These amounts were offset by a decrease in inventory of $765,652, an increase in accounts payable of $712,786, an increase in receivable in advance of $149,442, and an increase in payable to farmers of $259,438.

The increase in accounts receivable was due to increase in credit sales of ginseng held by Yanbian Huaxin. An increase in amounts due from farmers was due to the Company increased a credit to farmer to maintain good relationship with them; an increase in receivable in advance was primarily due to the deposit we received from our ginseng customers and increase in accounts payable was due to the credit term we earned from our supplier, an increase in payable to farmers was because we lack cash to make payment to farmer, an increase in prepaid expense was due to ginseng purchased from market; a decreased in inventory was due to decreased ginseng corp.

Investing activities

Cash flows used in investing activities amounted to $15,590 for the nine months ended March 31, 2013, which consisted of a purchase of office equipment of $272 and return of investment in unconsolidated businesses of $15,862.   In July, 2012, the Company purchased a cell phone for sales department and in January, 2013, the Company withdrew the investment made in September 25, 2011 due to Jilin Province Jiliang Beverage Investment Co, Ltd could not provide register fund into the Company.

Cash flows used in investing activities amounted to $80,601 for the nine months ended March 31, 2012, which consisted of a long-term investment of $15,871; a purchase of property and equipment of $64,730

On September 25, 2011, the Company invested $15,871 (100,000 RMB) in Jilin Province Jiliang Beverage Investments Co. Ltd. (“Jilin Jiliang”). This investment represented a 10% interest in Jilin Jiliang. Jilin Jiliang is an investment management company. The Company will account for this investment utilizing the equity method.

Financing activities

Our cash flows provided by financing activities for the nine months ended March 31, 2013 was $61,420, primarily from loans payable to related parties of $61,420.

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

As of March 31, 2013, we had working capital deficit of $1,523,469, compared to a negative working capital of $ 547,480 as of June 30, 2012.

As of March 31, 2013, there was no change in our loan payments since the loans remained constant compared to March 31, 2012. As of March 31, 2013, we had outstanding loan of 2,000,000 RMB (about $317,748) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”); the principal terms of the loan are as follows:

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

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: no principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   Thus, the debt will not have impact on our liquidity and capital resource before we start to repay the lender. Nevertheless, we had a net loss of $1,393,202 for the year ended June 30, 2012. If we continue operation without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If we cannot pay off the loan in the event Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, initiate an auction sale or take any other methods to liquidate the secured assets and receive the payment of outstanding principal and interests senior to any other party out of the secured assets.  As of the date of this filing, Tonghua Linyuan has 31 storage cans in total including 15 carbon-steel cans and 16 high-speed steel storage cans;  2  white-steel transport tanks, Therefore, if Ji’An Qinshi decides to revoke the oral agreement and call the loan, it will not lead to the close of operation and business of Tonghua Linyuan; however, it will cause extra costs for Tonghua Linyuan to rent additional storage cans from third parties.

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
●
Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,264,842 ) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●
The loan carries a benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $ 14,838) on August 21, 2012.And from September to March 31, 2012, we have not paid interest and we plan to pay all outstanding interest in June, 2013 provided that we have sufficient cash.

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

As of March 31, 2013, there was no change in our loan payments compared to March 31, 2012, since the loans remained constant.  Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender.

As of March 31, 2013 and March 31, 2012, we had notes payable of approximately $1,728,467 and $1,667,047 to individual lenders, respectively. These amounts are mainly due to the working capital demands of the business and are interest free.

As of March 31, 2013 we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We started our ginseng beverage production in August 2010 and sales in October 2010.  The Company plan to continue to recruit distributors in different cities; the deposit from our distributors is another capital resource for our ginseng beverage and wine business.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

None.

(b)	Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not  Applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

China Ginseng Holdings, Inc.,

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	May 20, 2013	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	May 20, 2013
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	May 20, 2013