Form 10-Q/A
period 2012-12-31
China Ginseng Holdings Inc
filed 2013-06-25
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A1 for the period ended December 31, 2012 (the “Amended Report”) solely to respond to the Securities and Exchange Commission’s ( the “Commission”) comments we received on our originally filed Form 10-Q (the “Original Report”) for this same period, which was filed with the Commission on February 14, 2013 (the “Original Filing Date”). We are revising, in accordance with the disclosure requirement provided by Item 303(a)(1) of Regulation S-K,  our disclosure  of Liquidity and Capital Resources on page 18 of the Original Report regarding the Company’s default on the note payable of RMB 1 million to Meihekou City Rural Credit Union to indicate the course of action we have taken to remedy the default and how the default has or will impact our  ability to raise capital in the future.

No other changes have been made to the Original Report. This Amended Report speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Original Report.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, to satisfy its obligations and otherwise operate on an ongoing basis. We have historically financed our operations and capital expenditures through loans from related parties, including officers, directors and other shareholders of the Company and have also raised capital through a private placement pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.

As of December 31, 2012, we had a working capital deficit of $517,802 compared to a deficit of $547,480 in working capital as of June 30, 2012.

As of December 31, 2012, there was no change in our payments of interest on the loans as well as the amount of the outstanding loans as compared with the three months ended December 31, 2011, since the loans have remained constant. As of December 31, 2012, we had an outstanding loan of 2,000,000 RMB (about $318,193) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

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

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: no principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   Thus, the debt will not have impact on our liquidity and capital resource before we start to repay the lender. Nevertheless, we had a net loss of $1,393,202 for the year ended June 30, 2012. If we continue operations without generating net income, Ji’An Qingshi might revoke the oral agreement and call the loan. If we cannot pay off the loan in the event Ji’An Qingshi revokes the oral agreement, Ji’An Qingshi has the right to sell, initiate an auction sale or take any other methods to liquidate the secured assets and receive the payment of outstanding principal and interest senior to any other party out of the secured assets.  As of the date of this filing, Tonghua Linyuan has 31 storage cans in total including 15 carbon-steel cans and 16 high-speed steel storage cans; and 2 white-steel transport tanks. Therefore, if Ji’An Qinshi decides to revoke the oral agreement and call the loan, it will not lead to the close of operation and business of Tonghua Linyuan; however, it will cause extra costs for Tonghua Linyuan to rent additional storage cans from third parties.

On August 30,  2012, we refinanced the 8 million RMB bank loan, which we obtained from Meihekou City Rural Credit Union on November 8, 2010, with a new loan of 8 million RMB (approximately USD $1,272,770) from the same lender.  The principal terms of the new 8 million RMB bank loan agreement are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);
●
Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,264,842 ) to Jilin Ganzhi to be used to pay off the previous 8 million RMB bank loan and to generate a new 8 million RMB bank loan;

●	The term of the new loan is 24 months from August 30, 2012 to August 29, 2014;

●
The new loan carries a benchmark interest rate based upon the rate announced by the People’s Bank of China with regard to interest rates of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $ 14,838) on August 21, 2012. However, from September to December, 2012, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash;

●
Repay the principal by installments according to the following repayment plan: principal payment of RMB1M (approximately USD $159,096) on September 20, 2012, RMB 1M (approximately USD $159,096) on August 29, 2013, RMB 1M (approximately USD $159,096) on December 20, 2013 and RMB 5M (approximately USD $795,481) on August 29, 2014.  The payment due in September 2012 was not made by the Company and the note was thus in default. In order to remedy the default, the Company applied for an extension of payment with Meihekou Credit Union. On April 8, 2013, Meihekou Credit Union and the Company entered into an oral agreement to extend the due date of the payment of RMB1M to December 20, 2013.

The Company does not expect that this default of payment of RMB 1M will impact its ability to raise capital in the future because of the following:

●
RMB 1M is a relatively small portion of the new 8 million RMB bank loan, which the Company plans to pay off on December 20, 2013. Even if the Company is not able to pay off the note payable of RMB 1M, the Company plans to apply for further extension or refinance a new loan of RMB 1M with Meihekou Credit Union.

●
In addition to obtaining and refinancing bank loans, the Company is exploring other possible ways to raise capital in the future, including but not limited to: 1) obtaining loans from shareholders or other individuals; 2) applying for an agriculture grant of up to RMB 5,000,000 (approximately $800,000) from Jilin province, which is a governmental reward to support qualified agriculture companies; and/or  3) pursuing additional financing in the form of debt, equity or convertible security offerings based on the evaluation of the Company’s intangible assets such as its registered patent on the drink formula of its ginseng beverage. However, there is no assurance that we will successfully obtain the agriculture grant, or obtain enough capital from shareholders or other individuals, or obtain such additional financing through the debt and equity markets at acceptable terms to us, or at all.

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

As of December 31, 2012, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as financing from major shareholders and management members and their affiliates, and possible financing in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

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

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-Q/A1 to be signed on its behalf by the undersigned, thereunto duly authorized.

China Ginseng Holdings, Inc.,

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	June 25, 2013	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	June 25, 2013
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	June 25, 2013