Form 10-Q/A
period 2013-03-31
China Ginseng Holdings Inc
filed 2013-06-25
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/Amendment No.1

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A1 for the period ended March 31, 2013 (the “Amended Report”) solely to respond to the Securities and Exchange Commission’s ( the “Commission”) comments we received on our originally filed Form 10-Q (the “Original Report”) for this same period, which was filed with the Commission on May 20, 2013 (the “Original Filing Date”) regarding the Company’s default on the note payable of RMB 1 million to Meihekou City Rural Credit Union. We are revising, in accordance with the disclosure requirement provided by Item 303(a)(1) of Regulation S-K our disclosure of Liquidity and Capital Resources on page 18 of the Original Report to indicate the course of action we have taken to remedy the default and how the default has or will impact our ability to raise capital in the future.  We are also adding Note P to our consolidated financial statements on page F-15 to disclose an oral agreement to extend the due date of the defaulted payment which was made on April 8, 2013, previous to the Original Filing Date.

No other changes have been made to the Original Report, except as to Note P. This Amended Report speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Original Report.

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

NOTE P – SUBSEQUENT EVENT

On April 8, 2013, the Company and Meihekou Credit Union orally agreed to extend the due date of the 1,000,000 RMB (USD 159,518) payment due September 20, 2012 on the 8,000,000 RMB (USD 1,276,141) building loan to December 20, 2013.

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

For the three months ended March 31, 2013, approximately $139,576 or 28% of our revenue was the resale of ginseng purchased from the market and sold to major customers ,  a decrease of 83% compared to the same period in 2012. The decrease was caused by the decreased quantity of the purchased ginseng of 18,791kg, or 83% compared to the three months ended March 31, 2012. The decrease was mainly due to two of our major customers temporarily stopped their orders.

For the three months ended March 31, 2013, approximately $2,066 or 1 % of our revenue was generated from our ginseng juice product, a decrease of $6,707 or 72%. The decrease was due to   our limited funds for marketing and sales promotion .  The management anticipates this decrease will be temporary.  In order to obtain sufficient capital for marketing and sales promotion, the Company has taken and plans to take the following measures to raise the money: 1) obtaining loans from shareholders or other individuals 2) applying agriculture grant of Jilin province which is a governmental reward to support qualified agriculture companies. The amount of the grant is 5,000,000RMB (approximately $800,000). The Company has submitted its application and currently is waiting for the result which will be released in June, 2013 .  However, there is no assurance that we will successfully obtain the agriculture grant or obtain enough capital from shareholders or other individuals and the management is continuing exploring other possible ways to raise the capital for our marketing and development.

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

Cost of Goods Sold

For the three months ended March 31, 2013 and 2012:

	March 31, 2013	% of total	March 31, 2012	% of total	2103-2012
	Cost of goods sold	cost of goods sold	Cost of goods sold	cost of goods sold	Dollar Variance	% change
Ginseng (production)	$137,176	55%	0	0	137,176	-
Ginseng (purchase)	107,436	43%	673,503	93	$(566,067)	(84)%
Wine	1,092	1%	5,445	1	$(4,353)	(80)%
Ginseng Beverage Production	926	0%	45,269	6	$(44,343)	(98)%
Aoweisi Cosmetic Products	1,207	1%	-	-	$1,207	0%
Total	$247,837	100	724,217	100	$(476,830)	(66)%

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

For the nine months ended March 31, 2013 and 2012:

	March 31, 2013	% of total	March 31, 2012	% of total	2013-2012
	Cost of goods sold	cost of goods sold	Cost of goods sold	cost of goods sold	Dollar Variance	% change
Ginseng (production)	$1,104,052	50	$554,756	22	$549,296	99%
Ginseng (purchase)	1,062,739	49	1,820,432	73	$(757,693)	(42)%
Wine	1,396	0	6,624	0	$(5,228)	(79)%
Ginseng Beverage Production	6,344	0	97,057	5	$(90,713)	(93)%
Aoweisi Cosmetic Products	13,706	1	0	0	$13,706	0%
Total	$2,188,237	100	2,478,869	100	$(290,632)	(12)%

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

As of March 31, 2013, there was no change in our loan payments since the loans remained constant compared to March 31, 2012. As of March 31, 2013, we had an outstanding loan of 2,000,000 RMB (about $317,748) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”); the principal terms of the loan are as follows:

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
●
Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,264,842 ) to Jilin Ganzhi to be used to pay off the previous 8 million RMB bank loan and to generate a new 8 million RMB bank loan

●	The term of the new loan is 24 months from August 30, 2012 to August 29, 2014.

●
The loan carries a benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $ 14,838) on August 21, 2012. However, from September to March 31, 2012, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash.

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

In addition, the Company does not expect that this default of payment of RMB 1M of the new 8 M RMB loan will impact its ability to raise capital in the future because of the following:

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

None.

(b)	Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not  Applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

10.1	Description of the oral agreement between Jilin Ganzhi and Meihekou Credit Union dated April 8, 2013.

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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