Form 10-Q/A
period 2012-12-31
China Ginseng Holdings Inc
filed 2013-07-03
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A2 (the “Amended Report No. 2”) for the period ended December 31, 2012 solely to respond to the Securities and Exchange Commission’s ( the “Commission”) comments we received on our Form 10-Q/A1 (the “Amended Report No.1 ”) for this same period, which was filed with the Commission on June 25, 2013. We are including, in accordance with the disclosure requirement provided by Exchange Act Rule 12b-15, the complete text of Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Amended Report No. 2.

No other changes have been made to the e Form 10-Q (the “Original Report”) for the same period, which was filed with the Commission on February 14, 2013 (the “Original Filing Date”). This Amended Report No. 2 speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Original Report.

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

Cost of Goods Sold

	Three Months ended December 31,
	2012 Cost Of Goods	% of total cost of goods	2011 Cost Of Goods	% of total cost of goods	2010-2010 Dollar	%
Products	Sold	sold	Sold	sold	Variance	Change
Ginseng (production)	$970,506	67.40%	$554,756	53.80%	$415,750	74.94%
Ginseng (purchase)	452,805	31.45%	464,132	45.01%	(11,327)	(2.44)%
Ginseng Beverage Production	4,450	0.31%	12,298	1.19%	(7,848)	(63.82)%
Aoweisi Cosmetic Product	12,201	0.84%	------	------	12,201	-----
Total	$1,439,961	100.00%	$1,031,186	100.00%	$408,775	39.64%

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

Comparison of results for the six months ended December 31, 2011 and 2010:

Revenue

	Six Months Ended December 31,		2012-2011 Dollar
Products	2012	2011	Variance	% change
Ginseng (Production)	$1,068,037	$858,202	$209,835	24.45%
Ginseng (Purchase for Resale)	1,043,831	1,308,905	(265,074)	(20.25)%
Wine	-	1,276	(1,276)	(100.00)%
Ginseng Beverage	13,021	76,072	(63,051)	(82.88)%
Aowei Si Cosmetic Products	67,830	-	67,830	----
Total	$2,192,719	$2,244,455	$(51,736)	(2.31)%

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

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-Q/A2 to be signed on its behalf by the undersigned, thereunto duly authorized.

China Ginseng Holdings, Inc.,

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	July 3, 2013	/s/ Changzhen Liu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Changzhen Liu	Changzhen Liu	Principal Executive Officer and Director	July 3, 2013
/s/ Ren Ying	Ren Ying	Principal Financial Officer and Principal Accounting Officer	July 3, 2013