Form 10-Q/A
period 2013-03-31
China Ginseng Holdings Inc
filed 2013-07-03
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/Amendment No.2

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to our interim report on Form 10-Q for the period ended March 31, 2013 (the “Amended Report”), is to furnish Exhibit 10.1 to the Form 10-Q which was accidently omitted in the Amendment No.1 to the Form 10-Q for the same period that was filed with the Securities and Exchange Commission ( the “Commission”) on June 25, 2013.

No other changes have been made to the Form 10-Q (the “Original Report”) for the same period, which was filed with the Commission on May 20, 2013 ( the “Original Filing Date”).  This Amended Report speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Original Report.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

PART II — OTHER INFORMATION

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