Form 10-K
period 2013-06-30
China Ginseng Holdings Inc
filed 2013-10-15
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $3.98 million 1.

As of October 15, 2013, the Registrant has 44,397,297 shares of common stock outstanding.

1 We based our market value on the closing bid of our stock in the public market which was $0.10 per share as of October 8, 2013, as well as 39,846,047 shares held by non-affiliates as of December 31, 2012.

CHINA GINSENG HOLDINGS, INC
FORM 10-K INDEX

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

China Ginseng Holdings, Inc. (the “Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) was incorporated on June 24, 2004 in the State of Nevada. Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng. Starting August 2010, we have gradually shifted our business focus from farming and selling ginseng to producing and selling ginseng juice and wine with our crops as raw materials, although we still maintain our farming and selling ginseng business. Through leases, we control 3,705 acres of land approved by the Chinese government for ginseng planting and approximately 750 acres of grape vineyards which are harvested annually. However, recent harvests of grapes showed poor quality for wine production which indicates that the vineyards are no longer suitable for planting grapes for wine production. Therefore, we have decided not to renew our lease for the vineyards with the Chinese government upon expiration on December 31, 2013 and, going forward we intend to purchase grapes from the open market in order to produce grape juice and wine.

OUR ORGANIZATIONAL STRUCTURE

Below is a chart of our organizational structure as of June 30, 2013:

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

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce of the People’s Republic of China, the China Securities Regulatory Commission, the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, and the State Administration of Foreign Exchange, jointly amended and released the Merger & Acquisition Rules, which became effective on September 8, 2006 (the “2006 M&A rules”). This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the China Securities Regulatory Commission prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. However, the 2006 M&A rules do not apply to any foreign owned enterprise.  Our PRC wholly owned subsidiaries, Jilin Ganzhi, Yanbian Huaxing and Jilin Huamei, became wholly foreign owned enterprises before September 8, 2006.  Therefore, the 2006 M&A rules are not applicable to Jilin Ganzhi, Yanbian Huaxing or Jilin Huamei.  Tonghua Linyuan became a wholly foreign owned enterprise after September 8, 2006.  According to the 2006 M&A rules, where a special purpose company is to be listed overseas for transaction, it shall be subject to the approval of the securities regulatory organization under the State Council of the PRC.   Under the said rules, the “special purpose company” refers to an overseas company directly or indirectly controlled by a domestic company or Chinese person to realize the interests of a domestic company actually owned by the aforesaid domestic company or Chinese person by means of overseas listing.  The current shareholders of Tonghua Linyuan are not the original shareholders of Tonghua Linyuan before Tonghua Linyuan became a wholly foreign owned enterprise on January 15, 2008.  Thus the Company is not of the opinion that China Ginseng Holdings, Inc. is a “special purpose company” as defined in the 2006 M&A rules.  As a result, we believe that our structure is not subject to the 2006 M&A rules.

Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”) – Ginseng farming and sales

•
On September 8, 2003, we and Jilin Dunhua Huaxing Ginseng Industry Co, Ltd. (“Dunhua Huaxing”, a PRC company) jointly and legally established Yanbian Huaxing as a joint venture company, in which we held 25% equity interest and Dunhua Huaxing held 75% equity interest. We received a certificate of approval issued by the competent local approval authority on September 8, 2003 and a business license issued by the competent local registration authority on September 16, 2003. On November 24, 2004, we and Dunhua Huaxing adjusted the registered capital of Yanbian Huaxing and our respective shareholding percentage in Yanbian Huaxing, and, as a result, we then held 55% equity interest in Yanbian Huaxing. Subsequently in August 2005, we acquired the remaining 45% equity interest from Dunhua Huaxing at a purchase of $164,000, pursuant to which we now hold 100% equity interest in Yanbian Huaxing and changed Yanbian Huaxing from a joint venture into a wholly foreign owned enterprise (“WFOE”). The purchase prices were determined based upon the registered capital of Yanbian Huaxing of $364,000. In October 2005, we increased the registered capital of Yanbian Huaxing by putting in an additional $250,000 in order to meet the requirement for foreign owned enterprise requirement for tax purpose. Now the registered capital of Yanbian Huaxing is $614,000. We have applied with the relevant PRC approval and registration authorities for each of the aforesaid changes and have obtained all applicable approvals and registrations for such changes, including a certificate of approval issued by the local approval authority and a renewed business license issued by the local registration authority certifying Yanbian Huaxing as a WFOE lawfully owned by us. Yanbian Huaxing is operated to plant ginseng and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing. With the shift of our business focus to canned ginseng juice, we have started to reserve the high quality grown ginseng for ginseng beverage production and sold only those not qualified to make ginseng juice. However, due to excessive rain in the year ended June 30, 2011, 90% of our grown ginseng was oxidized and sold to the market. During the year ended June 30, 2013, we were unable to reserve our grown ginseng for ginseng juice production, compared with 20% in the year ended June 30, 2012.

Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) - Producing Canned Ginseng Juice

•
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

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) – Growing grapes and producing wine through a winery producer

•
On January 15, 2008, we acquired 100% equity interest in Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000.  The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua Linyuan at the time of acquisition which was approximately $1,332,248. We received a certificate of approval issued by the competent local approval authority on January 15, 2008 and a business license issued by the competent local registration authority on April 1, 2008 certifying Tonghua Linyuan as a WFOE lawfully owned by us.  However, the WFOE certificate is conditioned on us injecting the registered capital into Tonghua Linyuan before or on June 15, 2012. Because we failed to satisfy this condition, Tonghua Linyuan lost its status as a WFOE beginning June 15, 2012. Tonghua Linyuan was operated to plant grapes and produce wine.  However, recent harvests from Tonghua Linyuan showed poor quality for wine production which indicates that the vineyard is no longer suitable to grow grapes for grape juice and wine production. Therefore, we decided not to renew our lease with the Chinese government when it expires on December 31, 2013.  In addition, Tonghua Linyuan contracted for the production of wine with a winery producer whereby Tonghua Linyuan provides the producer with grape juice and supplies and producer charges processing fee per bottle. Tonghua Linyuan started wine production through a winery producer in March 2011 and the sales of wine were conducted through Jilin Huamei and Hong Kong Huaxia.

When we acquired Tonghua Linyuan, it was in debt as a result of a loan of 2,000,000 RMB (about $316,211) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). Therefore, we were responsible for paying back the loan after we acquired Tonghua Linyuan. The principal terms of the loan are as follows:

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

Until now, we have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan, and that no principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.

As of June 2013, the planned production of wine and grape juice had not been commenced due to the poor quality of the harvests which were not suitable for the production of wine or grape juice, and therefore the Company decided to abandon the growing and harvesting of grapes.  On June 30, 2013, Tonghua Linyuan entered into a sale agreement with Mr. Wenkai Wang to transfer all assets and debts of Tonghua Linyuan to Mr. Wenkai Wang for $0 (zero) consideration, including the ownership of machinery and equipment, the right to the use of the plant and the debt of $2 million of Tonghua Linyuan, effective immediately. Pursuant to the sale of all assets and debts, Tonghua Linyuan became a shell with no operations. Mr. Wang has been engaged in wine sale business in Tonghua City for many years and does not have any material relationship with the Company, or any of its affiliates, or any director or officer of the Company, or any associate of any such director or officer, other than in respect of the sale of Tonghua Linyuan. We believe that it is the best interest of the Company to dispose the assets and debts of Tonghua Linyuan. Going forward, the Company will purchase grapes in the open market to produce wine and grape juice.

Jinlin Huamei Beverage Co. Ltd (“Jilin Huamei”) - Marketing our canned ginseng juice and wine

•
Jilin Huamei was incorporated by us on October 17, 2005 as a WFOE. We received a certificate of approval issued by the competent local approval authority on October 17, 2005 and a business license issued by the competent local registration authority on October 19, 2005 certifying Jilin Huamei as a WFOE lawfully owned by us. The registered capital of Jilin Huamei is $200,000.  Jilin Huamei operates as a sales department for our canned ginseng juice and wine, which are produced by our other subsidiaries. We plan to recruit one general distributor for our canned ginseng juice and one general distributor for our wine in each big city in China through Jilin Huamei. As of the date of this filing, Jilin Huamei has 5 general distributors for our ginseng beverage and one general distributor for our wine. Jilin Huamei established one sale branch office in Jiangsu Province from the period of June, 2011 to May, 2013. The Company decided to cease the operation of this branch because we did not have many sales from this branch and we did not have enough cash to support its operations.  We commenced sales of ginseng beverage in October 2010 and Jilin Huamei started generating revenue in November 2010.

Hong Kong Huaxia International Industrial Co., Ltd (“Hong Kong Huaxia”) – Sale of health products and specialized local goods

•
Hong Kong Huaxia was incorporated by us on March 18, 2012 as a wholly-owned subsidiary to sell health and specialized local products. The registered capital of Hong Kong Huaxia is HKD 1,000,000 (approximately $129,032) which has not been funded by the Company, Hong Kong Huaxia began operations in April 2012.

BUSINESS OVERVIEW:

Our business in China is currently conducted through the above four wholly owned subsidiaries located in Northeast China. On June 30, 2013, Tonghua Linyuan became a shell company and ceased operation pursuant to a sale of all of its assets and debts.  Below is the operational status of each of these businesses as of the date of this filing:

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

•
Tonghua Linyuan: Prior to June 30, 2013, Tonghua Linyuan operated our vineyards to grow and crush the grapes and reserve grape juices for wine production. Our grapes grew on 750 acres of land leased from a group of individual farmers, paying approximately $37.50 per acre a year for 15 years. However, recent harvests of grapes from Tonghua Linyuan vineyard showed poor quality which indicates that the vineyard land was no longer suitable for the production of wine or grape juice. Therefore, we decided not to renew the land use rights with the local government when it expired on December 31, 2013. In the future, we will keep the business of producing wine, but we decided not to produce grape juice. We plan to purchase grapes in the open market for the production of wine. Accordingly, we have abandoned the vineyard and recorded a charge to operations of $872,658. In addition, Tonghua Linyuan contracted with a winery whereby Tonghua Linyuan will provide the winery with grape juice and supplies and the winery will produce wine with certain processing charge per bottle. Tonghua Linyuan started wine production through the winery producer in March 2011 and sales in April 2011. For the year ended June 30, 2013, none of our revenue was generated from sales of wine, compared to 5.4% for the fiscal year 2012. On June 30, 2013, Tonghua Linyuan became a shell company and ceased operation pursuant to a sale of all of its assets and debts, including the ownership of machinery and equipment, the right to the use of the plant and the debt of $2 million of Tonghua Linyuan. Following the transaction, the purchase of grapes juice and sale of wine will be conducted through our subsidiary, Jilin Huamei. We estimate that 5% of our revenues will come from sales of wine in the next five years; however, there is no assurance such performance.

•
Jilin Huamei: Jilin Huamei operates as a sale department for canned ginseng juice and wine. Our domestic market promotion and penetration of canned ginseng juice and wine is conducted by Jilin Huamei and all of our domestic distribution agreements for sales of our canned ginseng juice and wine are signed through Jilin Huamei. Pursuant to the sale of all assets and debts of Tonghua Linyuan as of June 30, 2013, Jilin Huamei will also conduct the purchase of grapes from the openmarket for the production of our own wine.

•
Hong Kong Huaxia: Hong Kong Huaxia was registered in Hong Kong as a sale company for health product and specialized local goods in March 2012. It was set up as a part of our adjusted marketing strategy so that we can explore the Asia Market through Hong Kong Huaxia while Jilin Huamei focuses on domestic sales. Hong Kong Huaxia started operation in April 2012 and generated approximately 9% of revenue during the year ended June 30, 2013 through sales of our ginseng juice and wine and resales of cosmetic products under the brand of Aoweisi.  The focus of Hong Kong Huaxia is sales of our ginseng juice and wine in Asia market. It is currently recruiting distributors for Asia market in addition to its online shopping platform for direct sales of our ginseng juice and wine.

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

Since August 2010, we have gradually shifted our business focus from direct sales of ginseng and ginseng byproducts to production and sale of canned ginseng juice and wine. We have started reserving most of the ginseng produced by Yanbian Huaxing for use in the planned production of canned ginseng juice and grape juice produced by Tonghua Linyuan for use in the production of wine. Meanwhile, as there is higher standard for ginseng used in canned ginseng juice, we are able to sell some of the ginseng produced by Yanbian Huaxing which is not qualified for use in canned ginseng juice to the market through Yanbian Huaxing. Although we have shifted our business focus to production and sale of ginseng juice and wine, we still receive orders for ginseng and its byproducts because of our reputation in the industry for selling high-quality ginseng. We intend to maintain this part of our business even though it is no longer our business focus. In addition, if we receive large orders for ginseng and/or ginseng byproducts, we will directly purchase ginseng and/or ginseng byproducts from the market if we can get a lower price of the products. This part of sale of ginseng is generated on order-to-order basis and conditioned on whether we can get a lower price for such demanded products in the market.

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

•
The contracts starts from October 15, 2010 and will remain valid until terminated by the parties, monthly rent is 4500 RMB. When Jilin Ganzhi vacates a warehouse, both parties will renegotiate the rent for the refrigerated warehouse.

We purchased a production factory of ginseng beverage for the total consideration of 9,000,000 RMB under a written contract dated March 2, 2010. We paid 500,000 RMB (about USD $75,207) on June 24, 2010; obtained an 8 million RMB (about USD $1,203,312) bank loan from Meihekou City Rural Credit Union to pay the seller on September 10, 2010; and paid 100,000 RMB (about USD $15,041) in December 2010. The remaining balance of 400,000 RMB (about USD $60,167) was to be paid off by end of June 2010 pursuant to the written contract; however, on March 22, 2010, we obtained oral consent from the seller to extend the due date to December 31, 2011.  We were not able to pay off the remaining balance by December 31, 2011 and the seller orally agreed to further extend the due date to the date when we have sufficient cash to pay off the remaining balance.  Nevertheless, if our cash flow do not improve and cannot obtain a further extension from the seller or the seller revokes its oral consent of extension, the seller has the right to repossess the production factory, confiscate the deposit paid to the seller and we will be liable to compensate the seller for an amount equivalent to 6 month’s rental expenses for using the production factory. The principal terms of the written contract are as follows:

•	Parties: Meihekou City Hengyide Warehouse Logistics Co., Ltd. (“Meihekou”) and Ganzhi Ginseng Products Co Ltd & China Ginseng Holdings, Inc. (collectively “Ginseng Group.”)

•
Meihekou and Ginseng Group shall go to the PRC auction company Jilin Mingshi Auction Co. Ltd. together to apply for the change of the purchaser’s name from Meihekou to Ginseng Group. The application fee is borne by Ginseng Group.

•
All details/content of the location, land area and facilities that to be acquired originally by Meihekou remain unchanged. The amount of the consideration of RMB 9,000,000 (about USD$1,353,726) and the agency commission that was to be originally paid by Meihekou shall remain unchanged and payment shall be made by Ginseng Group to Meihekou.

•
Payment method: This agreement became effective upon date of signing, Ginseng Group shall pay Meihekou of RMB 500,000 (about USD $75,207) before March 20, 2010, the remaining balance shall be repaid in full by June 30, 2010.

•	Meihekou shall waive the rental expenses incurred by Ginseng Group for using the premise for the period from January 2010 to Feburary 2010.

•
If the remaining balance was not settled by June 2010, Meihekou has the right to repossess the premise and confiscate the deposit paid to Meihekou. And Ginseng Group is liable to compensate Meihekou for an amount equivalent to 6 month’s rental expenses for using the premise.

Ginseng Group has not paid off the remaining balance of 400,000 RMB (about USD $60,167) until now; however, Meihekou has orally agreed to extend the due date of the payment to the date that we have sufficient cash flow to pay off the remaining balance, with all other terms and conditions remain the same.

On August 30, 2012, we paid off the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB from the same lender.  The principal terms of the new 8 million RMB bank loan agreement are as follows:

•	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

•
Meihekou Credit Union granted a loan of 8 million RMB (about USD $ 1,264,842 to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

•
The loan carries a benchmark interest rate which is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. The monthly interest rate of August 2012 was 10.513 and we paid interest of 94,126.63 RMB (about USD $ 14,837.81) on August 21, 2012. And we have not paid interest since September 20, 2012 and will assume the payment of interest when we have enough cash.

•	Repay the principal by installments according to the following repayment plan

Repayment time	Amount (Million)
09-20-2012	1
08-29-2013 *	1
12-20-2013	1
08-29-2014	5

* We defaulted the payment of $1 million as of August 29, 2013, which amount shall be paid on December 20, 2013.

For more details of the new 8 million RMB loan agreement, please refer to Exhibit 10.28 attached therein to our Form 10-K for fiscal year ended June 30, 2012.

In addition to canned ginseng juice, we also shifted our business to focus on wine production. Prior to the sale of the assets of Tonghua Linyuan, we grew and crushed the grapes from our vineyards and had the juice reserved. We contracted with Jinyuanshan Winery for the final production and bottling of the wine. According to the contract, we shall provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies; pay Jinyuanshan Winery RMB 1 (about USD $0.15) per bottle for processing red wine and RMB 1.5 (about USD $0.22) per bottle for processing ice wine. We started wine production through Jinyuanshan Winery in March 2011 and sales in April 2011. Following the sale of the assets of Tonghua Linyuan, we plan to buy grapes for our wine production from the open market.  All of our wines are sold through Jinlin Huamei and Hong Kong Huaxia.  For fiscal year ended June 30, 2013, we generated revenues of $2,618 from wine sales.

We generated $3,563,165 and $4,315,809 in revenues for our fiscal years ended June 30, 2013 and 2012, respectively. For the year ended June 30, 2013, our sales and principal customers were as follows:

Customer for Wine Sale
Name	Sales	%
Changchun East Media ,Ltd	$1,861.92	71.12%
Bank of Communication Ltd Jilin Branch	620.73	23.71%
Others (Sales less than 10%)	135.35	5.17%
Total	$2,618.00	100.00%

Customers for Ginseng Sale
The Tonghua Nanhen Jinseng Co. Ltd	$559,085.56	17.63%
Hebei Yuanfa Pharmaceutical Co,Ltd	$439,847.80	13.87%
Heilongjiang Yikangyuan Trading Co. Ltd	435,725.22	13.74%
Jilin Province Yisheng Foreign Trade Co, Ltd	262,893.89	8.29%
Yi Jihua	247,894.03	7.82%
Zhou Qingxiang	213,740.03	6.74%
Yi Jixia	195,346.97	6.16%
Wei Jinhua	177,588.15	5.60%
Gen Changsehn	160,146.46	5.05%
Others ( Sales less then 5%)	$478,948.90	15.10%
Total	$3,171,217.00	100%

Customer for Ginseng Juice Sales
Chang Hua	$58,898.87	82.65%
Li Yuhua	$3,021.55	4.24%
Others less than 1% sales	$9,342.58	13.11%
Total	$71,263.00	100.00%

Customer For Aoweis Sales
Li Yuhua	$108,715.30	34.18%
Wei Liqiu	$55,248.24	17.37%
Yu Hebin	$59,955.63	18.85%
Liu Chunping	$25,000.07	7.86%
Xue Yingwei	$9,987.30	3.14%
Li Shuhua	$6,361.34	2.00%
Others less than 1%	$52,799.12	16.60%
Total	$318,067.00	100.00%
Total	$3,563,165

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

However, as we have recently begun to shift the focus of our business from sale of ginseng to canned ginseng juice and wine,  there is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably in the short term until our new products are more widely recognized and sold. Accordingly, past revenues and other financial results will not provide a meaningful basis for future performance given the material change in our business.

PRINCIPAL EXECUTIVE OFFICE:

Our principal executive offices are located at 1562 Jie Fang Great Road, 16 FL  Zhongji Building,  Suite 1062-1063, Nanguan District, Changchun City, China, Tel: (86) 43188952022. Our website is http://www.chinaginsengs.com.

OUR PRODUCTS:

Ginseng Production

Sales of Ginseng

We sell ginseng directly to the market without distributors and to customers who purchase ginseng from us on an order-to-order basis. Although purchases from a few customers aggregately accounted for more than 10% of our sales of ginseng, we do not have any written or oral agreements with those customers. We consider a purchase is completed once cash is paid by a customer. For large orders, as is custom in ginseng business, when ginseng is shipped to a customer, the customer pays approximately 20%-30% of the invoice and is entitled to an inspection process which could take up to 60 days. Upon completion of the inspection and approval process, the customer pays the balance of the invoice and a sale is recorded.

If ginseng produced by us or the farmers who leased land from us are not qualified to produce canned ginseng juice, we will sell it to the market. In addition, as we have been engaged in the business of farming, processing and selling ginseng for more than eight years, we are very familiar with the local ginseng planting and have good connection with ginseng farmers. Therefore, sometimes we are able to purchase ginseng with good quality from the outside farmers at a price lower than market price and then directly sell those ginseng we purchased to the market. Starting in 2008, we began reserving fresh ginseng as raw material to produce canned ginseng juice. As of the date of this filing, we are no longer selling fresh ginseng or dry ginseng directly to the market except such portions of our product that are not qualified for use in our canned ginseng juice and the ginseng we purchased from outside farmers which is oxidized ginseng. Ginseng's growing season is from April to September. Normally we sow the seed in April and harvest in September. Excessive rain in June to August will normally cause oxidation on the ginseng because that is the grow season for ginseng. Our average yearly rain volume in the past ten years is approximately 500 millimeter and we usually have approximately 30% of ginseng oxidized each year. However, because we intend to produce high quality canned ginseng juice, we apply very strict and much higher standards when we select ginseng as raw materials for ginseng juice production. Therefore, only portion of non-oxidized with high quality grown ginseng will be reserved for ginseng juice production. For the year ended June 30, 2013, we did not reserve any of our grown ginseng for ginseng juice production, compared with 20% for the fiscal year 2012. Once ginseng is oxidized, it is no longer qualified as raw material for ginseng beverage; however, we can still sell it to the market at a lower price compared to the price of non-oxidized ginseng.

After we shifted our business focus from direct sale of ginseng to ginseng beverage and wine, we started to store high quality fresh ginseng for the production of canned ginseng beverage. We are no longer selling fresh ginseng produced by Yanbian Huaxing except low quality ginseng or oxidized ginseng. The oxidized ginseng is not qualified for production of ginseng beverage and we usually have around 30% of ginseng oxidized each year. Therefore, the revenues attributable to the direct sales of ginseng produced by Yanbian Huaxing have already, and will continue to decrease as the ginseng is utilized for the ginseng juice. We sold approximately 72,035 kg ginseng in the year ended June 30, 2013, 55% of which is the low quality or oxidized ginseng and 45% of which is the ginseng we purchased from outside farmers. We sold approximately 114,084.88 kg ginseng in the year ended June 30, 2012, 45% of which is the low quality or oxidized ginseng and 55% of which is the ginseng we purchased from outside farmers.  Our sales of ginseng decreased from $3,593,581for the year ended June 30, 2012 to $2,297,228 for the year ended June 30, 2013, a decrease of 17%. Although in the long run we expect a decrease of revenue from direct sales of ginseng,  a significant increase of revenue from sales of canned ginseng juice will outweigh the decrease of sales of ginseng. We shifted our business focus mainly to production and sale of ginseng beverage because we believe that there is a significant opportunity for functional drinks in China and there are currently no leading brands in the China market, while we have unique production technology of ginseng beverage  and we focus on high-end consumers. In addition, our sales of wine products decreased significantly during the year ended June 30, 2013 due to low market demand. We estimate to have 70% of our revenue from sales of canned ginseng juice, 15-20% of our revenue from sales of ginseng and 5% of our revenue from sales of our wine in next five years. However, there is no assurance that the sales of ginseng beverage and wine will generate 70% and 5% of our revenues respectively in the next five years.

Sources and Availability of Raw Materials

Ginseng can only be cultivated under severely limited conditions demanding an almost perfect combination of terrain, altitude, and temperature. The growth cycle requires 5-6 years, although, senior maturity can be 8 years,  and once harvested, the land can not be used again for ginseng planting for at least 25-30 years. Because the suitable lands for ginseng farming are very limited, the key to success in this industry is to control suitable land, as well as to continually develop techniques to increase production per acre.

We have been granted land use rights to 1,500 hectares (about 3705 acres) of land resources for ginseng planting by the local government including Yanbian farm and Mudanjiang farm. Currently, we have planted approximately 287,984 square meters of land. Yanbian farm was substantially completely harvested by December 31, 2012. We only planted small amounts of Ginseng at Yanbian farm during the fiscal year ended June 30, 2013 because the climate and soil conditions have deteriorated. And the other farm Mudaniang will harvest no ginseng until about 2018 due to the damages caused by a typhoon strike which occurred in August 2012 which will be discussed in more details herein below in this Form 10-K. We plan to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year.  In the succeeding five years, we plan to harvest approximately 60,945 square meters of Ginseng. The harvest plan by year is as follows: 2014-58,281 and 2017-2,664.

With regard to the land resources we developed, we have hired our own employees to plant ginseng on part of the lands. Simultaneously, we have executed agreements with a number of local farmers to grow, cultivate and harvest ginseng utilizing the remaining portion of the land resources. Approximately 45% of the ginseng we need is from the 3% of developed land. The farming contracts commenced in January 2008 and expired as of December 31, 2012. In connection with these agreements, we (1) lease sections of the ginseng land to the farmers at approximately $1.5 (10 RMB) per square meter yearly, (2) provide the seeds and fertilizer to the farmers and clear the land of large debris (these costs are capitalized by the Company and included in the Ginseng Crop inventory, and, (3) pay the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter (the farmers are required to produce 2kg ginseng for each square meter that they manage). After harvest, we pay the farmers the market price, which is the price at which other non-affiliated purchasers purchase similar ginseng from other farmers, for their ginseng. If the harvest is below 2 kg per square meter, the difference will be deducted from the total payment for ginseng purchased. If the harvest produces more than 2 kg per square meter, we pay $3.00 for every extra kg. In fiscal year 2013, we purchased approximately 45% of the ginseng we needed from these local farmers. The Company decided not to renew the contracts when they expired on December 31, 2012 because the Company has harvested all ginseng from planting land we rent to farmer. We will, however,  enter into the contracts again with the local farmers when we have enough capital to plant new ginseng.

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

The most important component of ginseng is ginsenoside. Through reading our competitor’s labels, we found that nearly all of their ginseng drinks are produced by blending after extracting ginsenosides through chemical methods. The extraction for ginsenosides will cause damage to its nutritional components. Our technology is different from that traditional method. We squeeze out the natural juice from fresh ginseng so as to preserve freshness and nutrition in the final product.

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

This is why we store our fresh ginseng in refrigerated warehouse space. We are currently renting a refrigerated warehouse (-20 C degree) to store all fresh ginseng inventory necessary for production of the ginseng beverages. Monthly rent for refrigerated warehouse is RMB 4,500 (about USD $676.86). We commenced production in August 2010 and sales in October 2010 which was reflected in our financial statement for the three months ended December 31, 2010. We initiated our sales of canned ginseng juice in China and we plan to expand our business to overseas markets in 2014 or 2015. Our Ganzhi Ginseng Beverage costs approximately $2.21 per 1600 ml bottle and our American Ginseng Beverage will cost approximately $2.66 per 1600 ml bottle. However, as we are in the initial stage of ginseng beverage business, we cannot assure the demands for our ginseng beverage will be profitable in the short term and there is no guarantee that we will be able to generate revenue with ginseng beverage business.

We own the production plant for ginseng juice. The plant is certified by the Chinese government as a Good Manufacturing Process facility, which is required for our production of these products. Good Manufacturing Process standards cover organization and personnel, building and facilities, equipment, materials, hygiene and sanitation, validation, documentation, production management, quality management, production distribution and recall, complaints and adverse reactions report, and self-inspections.

The estimated total one-time costs associated with the production of our ginseng beverage is approximately 50 million RMB (about USD $7,549,791) including 2 million RMB for research and governmental approval, 6 million RMB for GMP adjustment construction, 8 million RMB for equipment, 11 million RMB for facility construction and upgrades, 20 million for working capital and 3 million RMB for other expenses.

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

We have started negotiating distribution and sales agreements with potential general distributors. We are using a form of distribution agreement for general distributors; however, specific terms might differ based on negotiations we have with each distributor. As of the date of this filing, we have signed 5 distributors through Jilin Huamei. The form of the distribution agreement was filed as Exhibit 10.14 to the Form 10-12G/A we filed on November 10, 2010, and is incorporated herein by reference.

Name of Distributor	Distribution Territory	Term of Agreement	Annual Minimum Purchase Requirements(1)	Down Payment(2)	Six Months Minimum Purchase Requirements(3)

Sha Yurong & Liu Li	Beijing	06/12-09/14	$788,183	$31,527	$157,637
Zhuji City Fukai Trading Co., Ltd	Zhejiang Province	06/11-06/16	313,332	47,000	N/A
Zhao, Junhui	Changbai Mountain Tourism District	04/11-03/13	313,332	15,667	7,833
Changchun Ginseng Beverage Co., Ltd	Changchun City, Jilin Province	03/11-03/16	N/A	31,333	N/A
Ma, Zhihuo	Fujian Province	07/11-07/16	313,332	94,000	78,333

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

-
Over 500 thousand—1 million RMB, Distributor will receive year-end rebate of one percent of the total purchase amount, in addition, take part in the overseas travel once for one person to Singapore, Malaysia and Thailand organized by Party A.

-	Over 1 million—3 million RMB, rebate of 1.5 percent of the total purchase amount, in addition, take part in the travel once for two persons to Singapore, Malaysia and Thailand organized by Party A.
-	Over 3 million RMB, rebate of 2 percent, and take part in the travel once for three persons to Singapore, Malaysia and Thailand organized by Party A.

•	Other termination provisions include:

-	If Distributor changes the products pricing system without our permission, or refuses to carry out our sales and promotion plans.
-	If Distributor breaches or does not fulfill the provisions of this agreement, which creates adverse effects on us.
-	If Distributor unilaterally decides to terminate the agreement without negotiating with us.
-	Distributor is ordered to make a correction or its business license has been revoked by the government.
-
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

Sources and Availability of Raw Materials

We will obtain the fresh ginseng for beverage production from two sources, our grown ginseng including self-planted ginseng and the ginseng sold to us by farmers in accordance with the contracts we entered into with them, and the ginseng we purchase from the outside farmers.

Ginseng's growing season is from April to September, six months a year. Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in Autumn, the seed can be sowed in September or next Spring, it takes 10 days to germinate and 10 days for seeding. And the whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. For ginseng, every hectare can harvest 18 to 20 kg ginseng. As of June 30, 2013, we have planted approximately 287,984   square meters of land.

Seasonality

There is no seasonality for sale of ginseng beverages.

Wine

We are currently selling three types of wine: Bingqing Ice Wine, Pearl in the Snow (red wine), Linyuan Hong Wine (red wine).

Our grapes grew on 750 acres of land leased from a group of individual farmers, paying approximately $37.50 per acre a year for 15 years. This lease expires on December 31, 2013, upon which we will not further renew it. However, recent harvests from our vineyard showed poor quality indicating the vineyard is long longer suitable for the production of wine. We decided to abandon the growing and harvesting of grapes and will now purchase grapes in the open market to produce wine.

We started production of wine in March 2011 and sales in April 2011. Through Tonghua Linyuan, we have a written production agreement with Tonghua Jinyuanshan Winery (“Jinyuanshan Winery”) to produce Pearl in Snow Wine and Ice Wine for us from May 20, 2012 to May 19, 2017. Pursuant to the sale of all assets and liabilities of Tonghua Linyuan on June 30, 2013, the contract with Jinyuanshan Winery will be fulfilled by our subsidiary, Jilin Huamei. Under the terms of the agreement, we provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies, and Jinyuanshan Winery produces and bottles the wine with a charge of approximately $0.16-0.24 per bottle (approximately $0.16 a bottle for processing red wine, and approximately $0.24 per bottle for processing ice wine). Other principal terms of the agreement are as follows:

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

We, through Tonghua Linyuan, have another written production agreement with Jinyuanshan Winery to produce Linyuan Hong Red for us at a charge of approximately $0.16 per bottle from May 20, 2012 to May 19, 2017. The agreement contains similar terms as the production written agreement we have with Jinyuanshan Wineary for producing Pearl in Snow Wine and Ice Wine. For more details of our wine production agreements with Jinyuanshan Winery, please refer to Exhibit 10. 30 and 10.31 filed to our Form 10-K for the fiscal year ended June 30, 2012.

After Tonghua Linyuan ceased operations pursuant to the sale of all of its assets on June 30, 2013, the above-mentioned contracts entered into by Tonghua Linyuan remain valid and will be fulfilled by Jilin Huamei.

The estimated total one-time costs associated with our  wine production is approximately 20 million RMB (about USD $3,019,916) including 10 million RMB for working capital, 10 million RMB for grape vineyard, wine processing, storage, marketing and other expenses. We plan to be funded through a combination of short-term borrowings, bank loans, cash from operations and sales of our equity.

Production Methods and Sources and Availability of Raw Materials

Wine is produced by fermenting crushed grapes using various types of yeast. Yeast consumes the sugars in the grapes and converts them into alcohol. As of June 30, 2013, Tonghua Linyuan did not reserve any grape juice, compared with 1,170 tons of fermented grape juice as of June 30, 2012. As recent harvests indicated that our vineyard is no longer suitable for producing grapes for wine production, we will now purchase grapes directly from the open market.

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

We have started negotiating distribution and sales agreements with potential general distributors. On November 16, 2010, we entered into a distribution and sales agreement with Beijing Huayang Shengbang Trading Ltd (“Beijing Huayang”) whereby Beijing Huayang shall act as our general distributor of our wine in the Beijng area from November 16, 2010 to November 15, 2013. According to the agreement, Beijing Huayang is authorized to sell to stores, as well as through the channels of promotion and group purchase and to enter into sub-distribution agreements with second level distributors in the Beijing area. However, in no circumstance, shall Beijing Huayang sell or distribute our wine at a price less than the price we offered. Beijing Huayang shall have minimum annual sales of RMB 3,000,000 (about USD $451,242) and shall receive a bonus at certain percentage of sales exceeding the minimum sales. We used the same form of distribution agreement we use for our beverage distributors when entering into agreement with Beijing Huayang, which was disclosed above in the Distribution Methods of Canned Ginseng Juice section. In addition, we intend to use the same form of distribution agreement when we recruit any general distributor for our wine, although some terms might differ based on the negotiation we have with each distributor. As of the date of this filing we have signed one wine distributor, Beijing Huayang, through Jilin Huamei. The distribution agreement, expiring on November 15, 2013, was filed as Exhibit 10. 19 in the Form 10-12G/A we filed on May 31, 2011.

In addition, as a part of our adjustment to our marketing strategy of our ginseng juice and wine, we have established Hong Kong Huaxia in March 2012 to recruit distributors to sell wine and ginseng juice outside China in Asia markets and to build and maintain online shopping platform to take orders directly from end user customers.

Seasonality

As disclosed herein, we recently decided to stop the growing and harvesting of grapes. Wine has no seasonality.

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

Although our other products have no patent protection, our two types of ginseng beverages have been certified as PRC domestic healthcare food by SFDA (State Food and Drug Administration) and received approval certificates (“GMP Healthcare Food Certificate”) from the SFDA, each of which is valid for a term of 5 years and renewable at the expiration thereof. According to the   Rules for Administration over Registration of Healthcare Food (Trial Implementation)   issued by SFDA on April 30, 2005, the healthcare food applying for GMP Health Food Certificate refers to such food as claimed to have special health function or focuses on supplementing vitamins or minerals, that is, food which is suitable for special population, has function of regulating the institutions instead of treating diseases, and will not bring any acute, sub-acute or chronic damages to the body. The application for registration of healthcare food shall be subject to an examination and approval process in which the SDFA evaluates and examines systematically the safety, effectiveness, quality controllability as well as the specifications of the healthcare food being applied for registration and make a decision as approving the registration or not according to the application and based on the lawful procedures, conditions and requirements. As of the date of this filing, we have following SFDA approval:

a.	Health food production permit for Jilin Ganzhi Beverage Company, Approval No. 2012-0019, issued on May 9, 2013, valid for one year.

b.	SFDA approval for Ganzhi Ginseng Beverage, No. SFDA G20090249 issued by the State Food & Drug Administration on 05/31/2009 which is valid for five years.
c.	SFDA approval for Ganzhi American Ginseng Beverage, No. SFDA G20090208 issued by the State Food & Drug Administration on 5/27/2009 which is valid for five years.

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

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, the State Administration of Foreign Exchange issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or the State Administration of Foreign Exchange Notice 75, which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by the State Administration of Foreign Exchange on November 24, 2005 and May 29, 2007, respectively. The State Administration of Foreign Exchange Notice 75 states that PRC residents, whether natural or legal persons, must register with the relevant local State Administration of Foreign Exchange branch prior to establishing or taking control of an offshore entity established for the purpose of overseas equity financing involving onshore assets or equity interests held by them. The term “PRC legal person residents” as used in the State Administration of Foreign Exchange Notice 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in the State Administration of Foreign Exchange Notice 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. The State Administration of Foreign Exchange implementation notice of November 24, 2005 further clarifies that the term “PRC natural person residents” as used under the State Administration of Foreign Exchange Notice 75 refers to those “PRC natural person residents” defined under the relevant PRC tax laws and those natural persons who hold any interests in domestic entities that are classified as “domestic-funding” interests.

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

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the   PRC Enterprise Income Tax Law will be eligible for a five-year transition period since 1 January, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the   PRC Enterprise Income Tax Law. From 1 January, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the  PRC Enterprise Income Tax Law, the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

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

With a view to regulate the import and export of commodity or technology (including wine), the MOFCOM issued the Measures for Registration for the Record of Foreign Trade Operators   (the “Registration Measures”) on June 25, 2004. The Registration Measures, which entered into effect on July 1, 2004, are based on the revised   Foreign Trade Law   of the PRC and specify registration rules applicable to operators of commodity or technology import-export business (“Foreign Trade Operators”). Under the Registration Measures, Foreign Trade Operators need to carry out registration for the record with the MOFCOM or the local commerce administrations authorized by it (“Local Registration Authority”). However, operators which have obtained the qualification to operate commodity or technology import-export business prior to the effectiveness of the Registration Measures are exempt from the registration requirement unless they wish to operate outside of the already approved scope of operation. A Foreign Trade Operator should normally register with the Local Registration Authority. Upon receiving the application documents, the Local Registration Authority must complete the registration and return the stamped registration form within five days. The Foreign Trade Operator then has thirty (30) days to complete the relevant formalities with the local customs, inspection and quarantine, foreign exchange, tax, etc. authorities.

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

The ranking is based on the size of ginseng planting area and shift to ginseng drinks business will not affect company’s ranking.  We recently started to generate revenues from the sales of ginseng drinks. As of June 30, 2013, we had $71,263 from the sales of ginseng drinks. We foresee that revenues from the sales of ginseng drinks will increase significantly in the future, and we believe they will offset any loss of revenue due to the recent shift of business.

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

We believe we have some competitive advantage in the China market due to the technology we use to produce our ginseng beverage.  Based upon reading of competitors’ labels, all of their ginseng drinks are produced by blending after extracting ginsenosides through chemical methods. Management believes that the extraction for ginsenosides will cause damage to its nutritional components because high heat is used in the process of the extraction.  Our technology is different from the method used by our competitors.  We squeeze out the natural juice from fresh ginseng. However, our drink formula enables us to use refrigerated ginseng as raw material to produce canned ginseng juice and still able to maintain its freshness and nutrition in final products  The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance. In order to store the fresh ginseng, we rent a refrigerated warehouse (-20 C degree) to store all fresh ginseng. We currently have fresh ginseng inventory to produce approximately one million cans of ginseng juice.

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

Employees

We have the following employees as of the date of this filing. The seasonal field workers listed below are part-time employees.

	Total	Officers	Admin	Accounting	Full-time Employee	Part –time Employee
China Ginseng Holding	12	3	4	3	2	0
Jilin Huamei	16	1	5	2	8	0
Yanbian Huaxing	35	6	2	2	0	25
Jilin Ganzhi	57	2	15	2	38	0
Tong Hua Linyuan
Hong Kong Huaxia	162	5	8	2	12	135
Total	282	17	34	11	60	160

We consider our relationship with our employees to be excellent.

ITEM 1A.       RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.          PROPERTIES

Our principal executive offices are located at 1562 Jie Fang Great Road, 16 FL  Zhongji Building,  Suite 1062-1063, Nanguan District, Changchun City, China. The corporate headquarters occupy approximately 749.17 square meters and is on a one year lease from January 1, 2013 to December 31, 2014.  Rent is approximately $500, 76 for one year.

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

Currently, we rent refrigerated warehouse space of 160 cubic meters and we pay approximately $678.86 per month.  The refrigerated warehouse space is 160 cubic meters, which is not enough for our future refrigerated storage needs. We will need to at least double the space. Our current refrigerated storage space is sufficient to store 20 tons of fresh ginseng. However, we might need more refrigerated space in the future after we start production and sales of canned ginseng juice. In the future, we plan to build our own refrigerated warehouse, with approximately 1,000 cubic meters storage space, after we are able to generate stable net income from sales of our ginseng beverage and anticipate that it will take about two months to complete building.

On June 15, 2000, we were granted 20 years land use rights of approximately 2000 acres of Ermu Forestry land by Ermu County Government, Tunhua. On January 8, 2005, we entered into a land lease agreement with Heilongjiang Province Muling Forestry Bureau and Huaxing Ginseng Industry Co. for 1,750 acres of forest to grow ginseng for 20 years and pursuant to the lease agreement, our annual aggregate lease payments are approximately $91,500.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.          MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol “CSNG” and has very limited trading.   The closing price for our Common Stock on the OTCBB on October 11, 2013 was $0.10 per share.

As of October [ ], 2013, we had 406 record holders of common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

During the period from August 2005 to October 2005, we issued 798,384 warrants in connection with a private placement.  The warrants vested immediately and were exercisable over a 5 year period. As of June 30, 2011, none of the warrants were exercised and all of them expired.

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

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control.  Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings.

Due to these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

We did not conduct any operations during periods up through the date of the Share Exchange. However, we have included elsewhere in this report the historical consolidated financial statements of the Company and its subsidiaries, which we own as a result of the Share Exchange. The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this report. Actual results may differ materially from those contained in any forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of the Company for the fiscal years ended June 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.  The company conducts business through its four wholly owned subsidiaries located in Northeast China and one subsidiary in Hong Kong. We have been granted 20 year land use rights to 3,705 acres of lands by the Chinese government for ginseng planting and lease Vineyard.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.  In March 2008, we acquired Tonghua Linyuan Grape Planting Co., to plant wild mountain grapes, which we decided to cease in June 2012. Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice and wine.

Since we shifted the focus of our business into the ginseng beverage business, and the wine business, we have started to store our raw material and sell very limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in recent years. In addition, our new business is in the initial stages, we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. Our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern. As of June 30, 2013, the cash balance on hand for the Company was about $19,454.

In order to meet the challenge, we are taking the following actions:

•	We raised capital to support our operation through a Regulation S private placement; and
•	We are recruiting distributors for ginseng beverage and wine products and we intend to recruit one general distributor for ginseng juice and one for wine in every city in which we sell our products.

Although we have not generated any revenues from our ginseng beverage and wine businesses, we believe there is future potential to do so because (i) the China’s ginseng market is recovering now, (ii) the demand and the price is in the uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control was not affected by the government restrictions), and (iii)  as of the date this filing, we have already entered into binding agreements with ten  distributors to distribute our  beverage in different cities.

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

Our Subsidiaries:

Our business in China is conducted through four wholly owned subsidiaries located in Northeast China and Hong Kong. The current operational status of each of these businesses as of the date of this filing  is as follows:

•	Yanbian Huaxing: planting ginseng for use as raw material in our ginseng beverage and selling ginseng to the market if the ginseng produced is not qualified to be used for ginseng beverage
•	Jilin Ganzhi : processing fresh ginseng and canned ginseng
•
Tonghua Linyuan: growing grapes and reserving grape juices for wine production, producing wine through a winery producer (Note: as explained in other parts of this filing, we sold all assets and debts of Tonghua Linyuan on June 30, 2013, pursuant to which Tonghua Linyuan became a shell and ceased operations.)

•	Jilin Huamei: sale department of our ginseng beverage and wine
•	Hong Kong Huaxia: Sales of ginserg juice and wine and cosmetic products in Asia

As of the date of this filing, except as explained above for Tonghua Linyuan, each of our subsidiaries operates as an essential part of our integrated business and  all of our businesses are operational.

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

Ginseng's growing season is from April to September, six months a year.  Normally we sow the seed in April and harvest in September. Ginseng seeds are obtained after the blossom in autumn, the seed can be sowed in September or next Spring, it takes 10 days to germinate and 10 days for seedling.  And the whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. For ginseng, every hectare can harvest 18 to 20 kg ginseng. As of June 30, 2013, the planting area for ginseng is 287.984 square meter.

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

Wine

Our grapes grew on 750 acres of land leased from a group of individual farmers, paying approximately $37.50 per acre a year for 15 years.  However, recent harvests of grapes showed poor quality for wine production which indicates that the vineyards are no longer suitable for planting grapes for wine production. Therefore, we have decided not to renew our lease for the vineyards with the Chinese government upon expiration on December 31, 2013 and going forward we intend to purchase grapes from the open market in order to produce grape juice and wine.

We started producing wine in March 2011 and had one sale in April 2011. Through Tonghua Linyuan, we have a written production agreement with Tonghua Jinyuanshan Winery (“Jinyuanshan Winery”) to produce wine for us from May 20, 2009 to May 19, 2017. After Tonghua Linyuan ceased operations pursuant to the sale of all of its assets on June 30, 2013, the contracts entered into by Tonghua Linyuan with Jinyuanshan Winery remain valid and will be fulfilled by our subsidiary, Jilin Huamei. Under the terms of the agreement, we provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies, and Jinyuanshan Winery produces and bottles the wine with a charge of approximately $0.15-0.22 per bottle (approximately $0.15 a bottle for processing red wine and approximately $0.22 per bottle for processing ice wine).

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

We have started negotiating distribution and sales agreements with potential general distributors. Currently, we have signed 7 general distributors for our ginseng beverage and 1 general distributor for our wine.

Competitive environment

The market for ginseng products and wine is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Discussion of Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the year ended June 30, 2013 and 2012, respectively.

	,
			Change
	Year Ended June 30, 2013	Year Ended June 30, 2012	Amount	%
Revenues	$3,563,165	4,315,809	$-752,644	-17%
Cost of Goods Sold	$2,671572	3,313,553	$-564,575	-19%
Gross profit	$891,593	1,002,256	$-110,663	-11%
Selling ,general and administrative expenses	$1,330,146	1,894,721	$-564,575	-30%
Bad Debt Expense	842,946	594,749	248,197	42%
Depreciation and amortization	$82,240	49,635	32,605	66%
Impairment of Tonghua Linyuan	$1,227,979	-----	-----	---
Interest expense	$251,790	294,238	$-42,448	-14%
Provision for income taxes	-------	41,793	------	---
Discontinued Operations	(802,496)	(1,052,604)	350,108	-24%
Net Loss	$(3,646,004)	$(2,925,484)	$(720,520)	25%

The year ended June 30, 2013 compared to the year ended June 30, 2012

Revenue

Products	June 30, 2013 Revenue	% of total revenue	June 30, 2012 Revenue		2013-2012 Variance of Quantity	2013-2012 Variance of Unit Price	2013-2012Dollar Variance	% change
				% of total revenue
Ginseng (production)	$1,924,109	54	$888,562	21	(11345.44) kg	28.32	$1,035,547	117%
Ginseng (purchase)	1,247,108	35	2,705,019	62	(31,260.68) kg	-4.88	-1,457,911	-54%
Ginseng Beverage	71,263	2	416,644	10	(8,859.76) box	-13.65	-345,381	-83%
Wine	2,618	0	232,679	5	(3,256) box	-65.47	-230,061	-99%
Aoweisi Cosmetic Product	318,067	9	----	-	------	---	318,067	---
Okur Pot	-----	----	34,676	1	------------	----	-----	---
Jade Ornaments	-------	-----	38,229	1	-----------	-----	------	-----
Total	$3,563,165	100	4,315,809	100			$-752,644	-17%

Our total revenue decreased from $4,315,809 for the year ended June 30, 2012 to $3,563,165 for the year ended June 30, 2013, a decrease of $752,644 or 17%. The decrease was primarily due to the decrease of the sales of purchased ginseng, wine and ginseng beverage.

The sales revenue from our ginseng production includes our own farming production and ginseng purchased from the farmers who leased land from us, collectively referred as our grown ginseng.  For the year ended June 30, 2013, the sales of our grown ginseng increased by $1,035,547 or 117%, compared to the year ended June 30, 2012.  The increase of sale s revenue was caused by significant increase of market price.

In August 2012, the typhoon "Bolaven" landed at Mudanjiang Ginseng Farm causing a significant loss on our own ginseng production. As a result of the typhoon, all of the ginseng at Mudanjiang that was to be harvested in the calendar years 2014 has been lost so that there will be no ginseng to be harvested until 2018. The ginseng we harvested in fiscal year 2012 was from Yanbian Huaxing and we sold it to the market because it was not qualified as raw material to make ginseng juice due to typhoon damage. The Typhoon also caused the market price for the year ended June 30, 2012 to increase by  $28.32/kg.

Although the damage caused by the typhoon will reduce the production of our grown ginseng leading  our ginseng juice production to be more dependent on outside sources for raw material supplies,  we believe this damage should not have a significant impact on our ginseng beverage business due to the following reasons: 1) our current inventory for stored high quality fresh ginseng enables us to produce approximately one million cans of ginseng juice; 2) we only sold 5113 boxes (59,477 cans) and 13,972 boxes (159,281 cans) of ginseng juice during the years ended June 30, 2013 and 2012, respectively.  Although we anticipate that market demands for our ginseng juice will increase gradually, we do not foresee it will exceed one million cans of ginseng during the year of 2014; 3) in the past, high quality ginseng purchased from the outside farmers has been a major source of raw material supplies for our ginseng juice production and we will continue purchasing ginseng from outside sources for ginseng juice production based on our production needs; and 4) we maintain good relationships with ginseng farmers and are well known in local ginseng industry. We have not encountered any difficulty and do not expect any in purchasing high quality ginseng from outside sources.

On the other hand, resale revenue of ginseng we purchased from the open market based on our major customers’ orders decreased from $2,705,019 for the year ended June 30, 2012 to $1,247,108 for the year ended June 30, 2013, a decrease of $1,457,911 or 54%. The decrease was mainly caused by the decreased quantity we sold to the major customers and decreased average resale price. The quantity we sold to our major customers decreased by 31,261kg, or 49% during the year ended June 30, 2013, compared to the year ended June 30, 2012. The decrease was mainly because two of our major customers, Heilong Jiang Sinopharm Medicine Co, Ltd and Yasukuni Sinlong Chinese Herbal Medicine Company, temporarily stopped their orders because of their own production issue. In addition, the average resale price of the purchased ginseng decreased by $5/Kg, or 12% during the year ended June 30, 2013, compared to the year ended June 30, 2012. This decrease was due to decreased quality of ginseng we purchased in 2013 compared to 2012

●	90% of $1,457,911 or $1,312,129 decrease was caused by decreased quantity of sale

●	10% of $1,457,911 or $145,791 decrease was caused by the decrease of resale price of purchased ginseng

For the year ended June 30, 2013, approximately $71,263 or 2 % of our revenue was generated from our ginseng beverage production, a decrease of $345,381 or 83%, compared to the year ended June 30, 2012. The decrease was due to decreased quantity and sale price. Because of the limited cash we had in 2013, we were not able to conduct marketing for our ginseng beverage. Although we discounted our sale price, we sold less ginseng beverage compared to the year ended June 30, 2012. Thus, in order to improve the sale of ginseng beverages, we plan to 1) adjust our marketing strategy of ginseng beverages by applying a new reduced size ginseng beverage in the fiscal year 2014; 2) enhance Hong Kong Huaxia sales force through training classes and/or hiring more experienced sales person; 3) adjust our online shopping platform to make it easier to access, and more convenient for customers; and 4) raise capital from third parties to fund the above-mentioned strategies.

We believe that we will be able to improve the sale of ginseng beverages through the above changes and expect that sales of ginseng beverage will rise to 70% of our revenue in the next five years. However, there is no assurance that our sales of ginseng beverage will meet our expectation as the market conditions may change.

For the year ended June 30, 2013, approximately $2,618 of our revenue was generated from wine product, a decrease of $230,061, compared to the year ended June 30, 2012. The decrease was mainly caused by the decreased demands from the customers. Based on the current trend of wine demands in China market, the Company adjusted the anticipation of its wine revenue in the next 3 to 5 years from 20% to 5%. And there can be no assurance that our sales of wine will reach such levels in the anticipated time period, if at all.

The remaining $318,067 or 9% of our revenue for the year ended June 30, 2013 was generated from resale of Aoweisi cosmetic products, which were sold through Hong Kong Huaxia based on consumers’ orders. We do not expect this to be a major source of our revenue in the future.

Cost of Goods Sold

	30-Jun-13 Cost of goods Sold	% of total cost of goods sold	30-Jun-12 Cost of good sold	% of total cost of goods sold	2012-2011 Variance Quantity	2012-2011 Variance Of Unit Price	2012-2011 Dollar Variance	% Change

Ginseng (production)	$1,427,154	53.42%	$635,871	19.19	(11345.44)kg	24.89//kg	$791,283	124.44%
Ginseng (purchase)	1,126,869	42.18%	2,407,959	72.67	(31,260.68)kg	(2.03)/kg	-1,281,090	-53.20%
Ginseng Beverage production	71,598	2.68%	216,375	6.53	(8,859.76)box	(11.07)/box	-144,777	-66.91%
wine production	1,336	0.05%	31,479	0.95	(3,256)box	(5.6)/box	-30,143	-95.76%
Aoweisi Cosmetic Product	44,615	1.67%	----	---	-----	------	44,615	-----
Okur Pot	----		16,757	0.5	------	-----	-----	------
Jade Ornaments	----		5,112	0.16	-------	-----	-----	-----
Total	$2,671,572	100	$3,313,854	100	------	-----	$-642,282	-19.37%

Our total cost of goods sold decreased from $3,313,553 for the year ended June 30, 2012 to $2,671,572 for the year ended June 30, 2013, a decrease of $641,981 or 19.37%.

1. The total cost of ginseng production increased from $635,871 for the year ended June 30, 2012 to $1,427,154 for the year ended June 30, 2013, an increase of $791,283 or 124.44%. The increase was mainly caused by the fact that we harvested less ginseng in the fiscal year ended June 30, 2013 due to the damages on our farm lands from a typhoon in August 2012. Therefore, the total fix cost of our growing ginseng crops, such as annual maintenance, fertilizer, pesticides, plant sheds, irrigation, transportation, etc , allocated on harvest ginseng increased in the year ended June 30, 2013.

2. The cost of resale of purchased ginseng decreased from $2,407,959 for the year ended June 30, 2012 to $1,126,869 for the year ended June 30, 2013. The decrease was primarily because of decreased quantity of ginseng we purchased from outside farmers. The decreased purchase quantity was due to reduced market demands. Additionally, during this same period there were two major customers that temporarily stopped their orders.

3. Our cost of ginseng beverage production decreased from $216,375 for the year ended June 30, 2012 to $71,598 for the year ended June 30, 2013, a decrease of $144,777, or 66.91%,  primarily due to decreased variable cost, such as part-time labor cost, raw material cost and maintenance fees, etc.

4. Our cost of wine production decreased from $31,479 for the year ended June 30, 2012 to $1,336 for the year ended June 30, 2013. The decrease was mainly because of the significant decrease in the quantity of wine we sold during the year ended June 30, 2013.

5.  We had a new cost of $44,615 from sales of Aoweisi cosmetic products for the year ended June 30, 2013, which did not occur during the year ended June 30, 2012.

Cost of Sales as a percentage of revenue decreased by 2% in the year ended June 30, 2013 as compared to the year ended June 30, 2012. The decrease was primarily due to the decrease of cost of goods sold attributable to purchased ginseng and beverage production as compared to the fiscal year of 2012.

Gross Profit

Gross profit was approximately $891,593 for the year ended June 30, 2013 compared to $1,002,256 for the year ended June 30, 2012, a decrease of $110,663 or 11%. The decrease was primarily due to the decrease in our overall product sales.

Selling General and Administration Expenses

Selling, general and administrative expenses decreased from $1,894,721 for the year ended June 30, 2012 to $1,330,146 for the year ended June 30, 2013, a decrease of $564,575, or 30%. The decrease in 2013 was due to the decrease in our operation expense from Ganzhi including but not limited to meal allowance, labor cost and marketing expense, such as advertising expense, etc from HK Huaxia and Jilin Huamei.

Our selling, general and administrative expenses may fluctuate in the future due to a variety of factors, including, but not limited to:

●	Additional expenses as a result of becoming a reporting company including, but not limited to SEC reporting, transfer agent fees, additional staffing, professional fees and similar expenses;

●	Expenses resulting from developing new products or expansion of new markets, including travel and entertainment and advertising expenses.

Bad Debt Expense

The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  The bad debt expense increased by $248,197,or 42% from $594,749 for the year ended June 30, 2012 to $842,946 for the year ended June 30, 2013.The increase in bad debt expense in 2013 was due to the determination that certain past due receivables from 2012 were uncollectible.

Depreciation and Amortization

Depreciation and amortization was $82,240 for the year ended June 30, 2013, compared to $49,635 for the year ended June 30, 2012, an increase of $32,605 or 66%.  The increase was primarily due to a full year’s depreciation on new building purchases, and less depreciation being capitalized.

Interest Expense

Our interest expense increased by $42,448, from $294,238 for the year ended June 30, 2012 to $251,790 for the year ended June 30, 2013, representing a 14% decrease.  Interest expense includes an amount for imputed interest relating to non-interest bearing loans to related parties aggregating $124,931 and $156,599 for the years ended June 30, 2013 and 2012, respectively. The interest unpaid to bank loans for the Jilin Ganzhi building was the primary reasons for the decrease in interest expense occurred in the year ended June 30, 2013.

Income Tax Expense

There is no income tax expense for the year ended June 30, 2013.

Impairment of Ginseng Corps

In August 2012, a typhoon struck the Mudanjiang Ginseng Farm destroying approximately 112,000 square meters of planted ginseng having an approximate value of $1,227,979. This loss was charged to operations during the year ended June 30, 2013.

Net Loss

As a result of the above factors, net loss was $3,646,004 for the year ended June 30, 2013, an increase of $720,520 or 25%, as compared to the net loss of $2,925,484 for the year ended June 30, 2012.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on June 30, 2013 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $169,400 and $152,897 for the year ended June 30, 2013 and 2012, respectively. And we have comprehensive loss of $3,815,404 and $2,772,587 for the year ended June 30, 2013 and 2012, respectively.  The assets and liabilities amounts with the exception of equity for the year ended June 30, 2013 were translated at 6.1787 RMB to 1.00 USD as compared to 6.3249 RMB to 1.00 USD for the year ended June 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the year ended June 30, 2013 and 2012 were 6.27968 RMB and 6.3437 RMB, respectively.

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

As of June 30, 2013, we had working capital deficit of $1,223,760, compared to a working capital deficit of $1,077,872 as of June 30, 2012.

As of June 30, 2013, there was no change in our loan payments compared with June 30, 2012 since the loans remained constant. As of June 30, 2013, we had an outstanding loan of 2,000,000 RMB (about $316,211) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

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

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   On June 27, 2013, the Company decided to dispose of the assets and liabilities of Tonghua Linyuan to a third party and plans to close Tonghua Linyuan. The Company has retained $508,347 in contingent liabilities of Tonghua Linyuan for the year ended June 30, 2013.

On August 30,  2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,264,842) from the same lender.  The principal terms of the new 8 million RMB bank loan agreements are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);
●
Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,264,842 ) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●
The loan carries a benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $ 14,838) on August 21, 2012. And from September, 2012 to June 30, 2013, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash.

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

As of June 30, 2013, there was no change in our loan payments compared to June 30, 2012, since the loans remained constant.  Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender.

As of June 30, 2013 and 2012, we had notes payable of approximately $1,279,982and $1,271,740 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders.  The individuals loaned us funds, which are interest free, which have no specific repayment date and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

As of June 30, 2013, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Discussion of Cash Flow

Cash flows results for the fiscal years ended June 30, 2013 and 2012 are summarized as following:

	June 30, 2013	June 30, 2012
Net cash provided by(used in) operating activities	$108,478	$(1,051,182)
Net cash provided by(used in) investing activities	13,497	(32,338)
Net cash provided by financial activities	17,545	886,417

Operating activities

Cash flows provided by  operating activities is  $108,478 for the year ended June 30, 2013, compared to the cash flows of $1,051,182  used in operating activities for the year ended June 30, 2012. This change was because we had the amount of $85,123 net cash used in operating activities- continuing operations and the amount of $193, 601 net cash provided by operating activities- discontinued operations for the year ended June 30, 2013.

Cash flows used in operating activities- continuing operations decreased by $85,123 in the year ended June 30, 2013 compared with 2012. This change was primarily due to a combination of a net loss of $2,843,508, increased accounts receivable of $1,929,103 mainly offset by increased account payable of $662,823, increase in amount due to farmers of $307,449, a decrease in ginseng crops of $644,646, and a decrease in amounts due from farmers of $196,332.

The increase in accounts receivable represents the uncollected amounts from our increased credit sales during the year. An increase in accounts payable and in amounts due to farmers was due to the credit term we earned from our suppliers.

The decrease in our ginseng crops was due to damange caused by typhoon in August, 2012. In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng having an approximate value of RMB 6,754,675 (US$ 1,227,979), which was charged as an impairment loss in the Statement of Operations.  The decrease in accounts due from farmers was because the Company extended the credit term to them to obtain a good relationship with the suppliers.

On June 30, 2013, the Company discontinued its' grape production operations.  The Company sold the assets and liabilities of Tonghua Linyuan, and plans to close Tonghua Linyuan.

Investing activities

Cash flows provided by investing activities amounted to $13,497 for the year ended June 30, 2013, which consisted of a purchase of office equipment of $2,689 and return of investment in unconsolidated businesses of $16,186.   In July 2012, the Company purchased a cell phone for sales department;  in April 2013, the Company purchased a computer for Hong Kong Huaxia; and in January 2013, the Company withdrew the investment made on September 25, 2011 because Jilin Province Jiliang Beverage Investment Co, Ltd could not provide register fund into the Company.

Cash flows used in investing activities amounted to $32,338 for the year ended June 30, 2012, which consisted of a long-term investment of $16,358 and a purchase of property and equipment of $15,980.  During the year ended June 30, 2012,Yanbian Huaxing spent $3,775 (24,500 RMB) to purchase a tractor for ginseng farming business and Jilin Huamei spent $12,205 (77,425) RMB) purchasing office supplies, such as computers, printers, office tables, desks, bookcases, chairs and sofa.

In September 2011, the Company entered into agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company is required to invest a total of $78,679 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012. In September 2011, the Company invested $15,887 (RMB 100,000) in Jilin Jiliang. The Company accounts for this investment utilizing the cost method.

Financing activities

Our cash flows provided by financing activities for the year ended June 30, 2013 was $17,545, from loans payable to related parties.

Cash flows provided by financing activities for the year ended June 30, 2012 was $886,417 which consists of proceeds from sale of common stock of 49,940 and proceeds from loans payable to the related parties of $836,447.

Cash flows provided by financing activities decreased by $871,872 or 98% for the year ended June 30, 2013 compared to June 30, 2012

Going Concern

As indicated in the accompanying financial statements for the year ended June 30, 2013, the Company had an accumulated deficit of $9,407,413, at June 30, 2013, a negative working capital deficit of $1,223,760 at June 30, 2013 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Ginseng Holdings, Inc. and Subsidiaries
Changchun City, China

We have audited the accompanying consolidated balance sheet of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2013.  China Ginseng Holdings, Inc. and Subsidiaries management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2013, and the results of its operations and its cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred an accumulated deficit of $9,407,413 since inception, has a negative working capital of $1,223,760, and there are existing uncertain conditions the Company faces relative to its ability to obtain working capital and operate successfully.  These conditions raise substantial doubt about its’ ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note A.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

October 15, 2013
Tinton Falls, NJ

                                                                                           Reply to: 730 Hope Road    Tinton Falls    NJ 07724    Phone: 732.676.4100    Fax: 732.676.4101
40 Bey Lea Road, Suite A101    Toms River    NJ 08753    Phone: 732.349.6880    Fax: 732.349.1949
Member of CPAmerica International
www.CowanGunteski.com

Meyler&Company LLC	One Arin Park	Phone: 732-671-2244
Certified Public Accountants	1715 Highway 35
& Management Consultants	Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Ginseng Holdings, Inc. and Subsidiaries
Changchun City, China

We have audited the accompanying consolidated balance sheet of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2012.  China Ginseng Holdings, Inc. and Subsidiaries management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2012, and the results of its operations and its cash flows for the year ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred an accumulated deficit of $5,761,409 since inception, has a negative working capital of $1,077,872, and there are existing uncertain conditions the Company faces relative to its ability to obtain working capital and operate successfully.  These conditions raise substantial doubt about its’ ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note A.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
October 4, 2012

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$19,454	$24,087
Accounts receivable- net	2,448,466	1,332,043
Inventory	263,661	419,839
Ginseng crops, current portion	-	909,665
Due from related parties	37,355	152,394
Prepaid expenses	347,546	311,251
Total Current Assets	3,116,482	3,149,279
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $369,254 and $802,033 at June 30, 2013 and 2012, respectively	1,530,390	1,629,664
OTHER ASSETS
Ginseng crops, non-current portion	681,967	1,585,878
Intangible assets-patents, net of accumulated amortization of $13,404 and $10,915 at June 30, 2013 and 2012, respectively	4,780	6,447
Receivable from farmers	-	191,794
Investments	24,762	40,001
Deferred income tax asset	8,850	170,044
Assets of discontinued operations	-	1,400,162
Total Assets	$5,367,231	$8,173,269

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Loan payable – building purchase	$485,540	$1,264,842
Notes payable	52,600	-
Notes payable – related parties	1,279,982	1,271,740
Accounts payable	1,687,529	1,010,773
Accrued expenses	286,925	188,819
Taxes payable	149,988	291,554
Payments received in advance	397,678	199,423
Total Current Liabilities	4,340,242	4,227,151
OTHER LIABILITIES
Note payable-building purchase, net of current amount	809,231	-
Payable to farmers	870,300	549,841
Liabilities of discontinued operations	508,347	869,770
Total Liabilities	6,528,120	5,646,762
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value, 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at June 30, 2013 and 2012, respectively	44,398	44,398
Additional paid-in capital	7,498,051	7,370,043
Accumulated deficit	(9,407,413)	(5,761,409)
Accumulated other comprehensive income	704,075	873,475
Total Stockholders’ Equity (Deficit)	(1,160,889)	2,526,507

Total Liabilities and Stockholders’ Equity (Deficit)	$5,367,231	$8,173,269

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2013	2012

REVENUE	$3,563,165	$4,315,809

COSTS AND EXPENSES
Cost of goods sold	2,671,572	3,313,553
Selling, general and administrative expenses	1,330,146	1,894,721
Bad debt expense	842,946	594,749
Depreciation and amortization	82,240	49,635
Impairment of ginseng crops	1,227,979	-
Total Costs and Expenses	6,154,883	5,852,658

OTHER EXPENSE
Interest expense	251,790	294,238
Total Other Expense	251,790	294,238

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,843,508)	(1,831,087)

PROVISION FOR INCOME TAXES	-	41,793

LOSS FROM CONTINUING OPERATIONS	(2,843,508)	(1,872,880)

DISCONTINUED OPERATIONS (net of tax)
Gain on disposal	695,818	-
Loss from operations	(1,498,314)	(1,052,604)
Loss from Discontinued Operations	(802,496)	(1,052,604)

NET LOSS	(3,646,004)	(2,925,484)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustment	(169,400)	152,897

COMPREHENSIVE LOSS	$(3,815,404)	$(2,772,587)

NET LOSS PER COMMON SHARE (Basic and diluted)
Loss from continuing operations per share	$(0.06)	$(0.05)
Loss from discontinued operations per share	$(0.02)	$(0.02)
Net loss per share	$(0.08)	$(0.07)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – Basic and diluted	44,397,297	44,346,848

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(3,646,004)	$(2,925,484)
Loss from discontinued operations	802,496	1,052,604
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization:
Charged to operations	82,241	133,643
Capitalized in inventory	2,589	29,150
Impairment of ginseng crops	1,227,979	-
Bad debt expense	842,946	-
Imputed interest	128,008	156,599
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,929,103)	(384,057)
(Increase) decrease in inventory	166,112	(299,811)
(Increase) decrease in prepaid expense	(28,930)	537,487
(Increase) decrease in due from related parties	148,707	24,503
(Increase) decrease in amounts due from farmers	196,332	257,540
(Increase) decrease in Ginseng crops	644,646	434,735
(Increase) decrease in deferred income tax	165,218	-
Increase (decrease) in accounts payable	662,823	291,952
Increase (decrease) in taxes payable	(148,465)	70,028
Increase (decrease) in payments received in advance	193,536	59,840
Increase (decrease) in amounts due to farmers	307,449	(253,373)
Increase (decrease) in accrued expenses	96,297	(56,406)
Net cash used in operating activities- continuing operations	(85,123)	(871,050)
Net cash provided by (used in) operating activities- discontinued operations	193,601	(180,132)
Net cash provided by (used in) operating activities	108,478	(1,051,182)

Cash Flows from Investing Activities:
Investment at cost	-	(16,358)
Refund of investment	16,186	-
Purchases of property and equipment	(2,689)	(15,980)
Net cash provided by (used in) investing activities	13,497	(32,338)

Cash Flows from Financing Activities:
Sale of common stock	-	49,940
Proceeds from loans payable to related parties	17,545	836,477
Net cash provided by financing activities	17,545	886,417

Effect of exchange rate on cash	(144,153)	152,096

Decrease in cash	(4,633)	(45,007)

Cash at beginning of year	24,087	69,094

Cash at end of year	$19,454	$24,087

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2013	2012

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, June 30, 2011	44,196,597	$44,197	$7,163,705	$(2,835,925)	$720,578	$5,092,555

Issuance of private placement shares for cash at $0.2488 to $0.2558 per share	200,700	201	49,739	-	-	49,940
Imputed interest for related party loans	-	-	156,599	-	-	156,599

Net loss for the year ended June 30, 2012	-	-	-	(2,925,484)	-	(2,925,484)
Translation adjustment	-	-	-	-	152,897	152,897
Balance, June 30, 2012	44,397,297	$44,398	$7,370,043	$(5,761,409)	$873,475	$2,526,507

Imputed interest for related party loans	-	-	128,008	-	-	128,008

Net loss for the year ended June 30, 2013	-	-	-	(3,646,004)	-	(3,646,004)
Translation adjustment	-	-	-	-	(169,400)	(169,400)
Balance, June 30, 2013	44,397,297	$44,398	$7,498,051	$(9,407,413)	$704,075	$(1,160,889)

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

On August 24, 2005, the Company acquired Jilin Ganzhi Ginseng Produce Co. Limited, whose principal business is the manufacture of Ginseng drinks.

On October 19, 2005, the Company incorporated a new company, Jilin Huamei Beverage Co. Limited (“Jilin Huamei”).

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity was the growing, cultivation and harvesting of a grape vineyard. The Company plans to produce wine and grape juice but to date has not commenced production. As of June 30, 2012, Tonghua Linyuan leased 750 acres of land on which the grapes were planted.  In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests which were not suitable for the production of wine or grape juice. Accordingly, the Company has abandoned the vineyard and recorded a charge to operations of $872,658. The Company has also decided not to renew its leases with the Chinese Government.  The Company will now purchase grapes in the open market to produce wine and grape juice.  On June 30, 2013, the Company sold the assets and liabilities of Tonghua Linyuan to a third party. See Note O.

On March 2, 2012, the Company approved the incorporation of a new subsidiary, Hong Kong Huaxia International Industrial Co., Limited (“Hong Kong Huaxia”) in Hong Kong in order to sell health and specialized local products.  Hong Kong Huaxia was incorporated in Hong Kong on March 18, 2012 and began operations in April 2012.  Hong Kong Huaxia has registered 880,000,000 shares of 1 HKD par value stock in Hong Kong.  None of the $113,443,000 (880,000,000 HKD) registered capital of Hong Kong Huaxia has been funded.

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE A – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

Going Concern

As indicated in the accompanying financial statements, the Company had an accumulated deficit of $9,407,413, at June 30, 2013, a negative working capital deficit of $1,223,760 at June 30, 2013 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. See also Note S as to losses from typhoon which occurred in August of 2012.  Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents at June 30, 2013 and 2012.

Inventory

Inventory consists of fresh and dried Ginseng, as well as formerly crushed grapes, and is stated at the lower of cost or market value.  Cost is determined using the First-In, First-Out (FIFO) Method.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company expenses advertising costs as incurred. For the year ended June 30, 2013 and 2012, advertising expenses were $1,035 and $17,735, respectively.

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

Revenue Recognition

The Company processes Ginseng and stores the stock for its Ginseng juice production.  Any grown Ginseng not suitable for the beverage production is sold.  The Company is also purchasing Ginseng for its resale business. Ginseng is planted in the Spring (March) and Fall (September) of each year and is generally harvested in September. It usually takes 6 years for a Ginseng root to mature, although, senior maturity can be 8 years.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

For each reporting period, the Company ascertains from each distributor its’ current on hand quantity and assesses the situation in order to establish a return allowance, if necessary.  At June 30, 2013, no inventory was held on consignment.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist principally of trade receivables. When Ginseng is shipped to a customer, the customer is entitled to an inspection process which could take up to 60 days.  Upon completion of the inspection and approval process, the customer notifies the company and a sale is recorded.  The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  Account balances are written off against the allowance if management determines the receivable is uncollectible.  The Company’s standard terms stipulate payment in 60 days.  The Company considers a receivable to be uncollectible after one year.  The allowance for doubtful accounts was $1,507,992 and $664,976 at June 30, 2013 and June 30, 2012, respectively.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Vineyard Development Costs

In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests which were not suitable for the production of wine or grape juice. Accordingly, the Company has abandoned the vineyard and recorded a charge to operations of $872,568, which is included under discontinued operations. The Company has also decided not to renew its leases with the Chinese Government.  The Company will now purchase grapes in the open market to produce wine and grape juice.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis, and has determined that as of June 30, 2012 and 2013, no additional accrual for income taxes other than the foreign, federal and state provisions and related interest and estimated penalty accruals are considered necessary.

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

Reclassifications

Certain reclassifications have been made to consolidated financial statements for the year ended June 30, 2012 to make them comparable to the presentation for the year ended June 30, 2013.

Recent Accounting Pronouncements

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	June 30,
	2013	2012
Buildings and improvements	$1,456,618	$1,508,071
Machinery and equipment	387,826	816,365
Motor vehicles	30,179	30,635
Office equipment	25,021	76,626
	1,899,644	2,431,697
Less accumulated depreciation	(369,254)	(802,033)
	$1,530,390	$1,629,664

Substantially all of the property and equipment is located in China.

Total Depreciation was $83,041 and $161,203 for the years ended June 30, 2013 and 2012, respectively. Depreciation is recorded in the financial statements as follows:
	Year Ended
	June 30,
	2013	2012
Depreciation Expense	$80,452	$132,053
Capitalized Ginseng Crops	2,589	29,150
	$83,041	$161,203

Depreciation expense is included within Depreciation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

In June 2012, the Company decided to abandon its vineyards and recorded a charge of $872,568 to operations, which is included within discontinued operations.  See Note B – Summary of Significant Accounting Policies - Vineyard Development Costs.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE D –INVENTORY

Inventory is comprised of the following at:

	June 30,
	2013	2012
Raw materials	$213,209	$190,465
Finished goods	46,100	225,122
Operating supplies	4,352	4,252
	$263,661	$419,839

At June 30, 2013 and 2012 there were no shipments of Ginseng at customer locations awaiting inspection and approval that would be subject to invoicing.

In March of 2013, the Company determined that the grape juice inventory held at Tonghua is no longer saleable.  As such, the Company  wrote off inventory with a value of 8,855,286 RMB (US$ 1,410,149) at June 30, 2013.  Such amount is included within Discontinued Operations on the Statement of Operations.

NOTE E – INVESTMENTS

In December 2010, the Company invested $24,762 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method.

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company was required to invest a total of $89,923 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012.  In September 2011, the Company invested $16,185 (RMB 100,000) in Jilin Jiliang. During the year ended June 30, 2013, Jilin Jiliang returned the $16,185 (RMB 100,000) investment to the Company

NOTE F – GINSENG CROPS

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE F – GINSENG CROPS

The Company has planted approximately 287,984 square meters of land. The Company plans to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year. In the succeeding five years, the Company plans to harvest approximately 60,945 square meters of Ginseng.  The harvest plan by year is as follows: 2014-58,281 and 2017-2,664.

In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng having an approximate value of RMB 6,754,675 (US$ 1,075,640), which was charged as an Impairment loss in the Statement of Operations.

An analysis of ginseng crop costs is as follows for each of the applicable periods. :

	June 30,
	2013	2012
Beginning Crop Costs	$2,495,543	$2,930,278
Currency Conversion Adjustment to Beginning Balance	-	47,603
Capitalized Costs During Year:
Wages	381,803	59,747
Fertilizer	1,457	463
Ginseng Shelf	59,701	-
Field clearing and cultivation	81,400	-
Farmer lease fee net of management fee	301,473	(95,515)
Depreciation	2,589	5,025
Other	4,385	-
Total Capitalized Costs	832,808	(30,280)
Less:
Impairment of ginseng crops	(1,075,640)	-
Cost of crops harvested	(1,570,744)	(452,058)
	(2,646,384)	(452,058)

Ending Crop Costs	681,967	2,495,543
Less: Current portion	-	909,665
Non-Current Portion of Crop Costs	$681,967	$1,585,878

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE G – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants.  The farming contracts commenced in January 2008.  In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris.  These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage.  The Company pays the farmers market price for their Ginseng.  If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased.  If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers.  The Company has recorded a receivable from the farmers for the rental income of the leased Ginseng land grants of $0 and $191,794 at June 30, 2013 and 2012, respectively.  The Company has also recorded a long-term payable-farmers for the management fee due to the farmers.  The liability at June 30, 2013 and 2012 was $870,300 and $549,841, respectively.  The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

NOTE H - INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization are as follows:

	June 30,
	2013	2012

Cost	$18,184	$17,362
Less accumulated amortization	(13,404)	(10,915)
	$4,780	$6,447

Amortization expense was $1,789 and $1,590 for the years ended June 30, 2013 and 2012, respectively.

NOTE I – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the company’s inventory and equipment. The loan balance at, June 30, 2013 and 2012 is $323,693 and $316,211, respectively.  The loan balance is included in Liabilities of Discontinued Operations on the accompanying Balance Sheet.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE J – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,325,479 (RMB 9,000,000). On June 24, 2011, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 161,846) in September 2012; 1,000,000 RMB (USD 161,846) on August 29, 2013; 1,000,000 RMB (USD 161,846) on December 20, 2013 and 5,000,000 RMB (USD 809,231) on August 29, 2014.  The payment due in September 2012 was not made by the Company and the note is thus in default.

NOTE K - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  At June 30, 2013 and June 30, 2012 funds borrowed to fund the current operations of the Company were $1,279,982 and $1,271,740, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $128,008 and $156,599 which has been recorded in the financial statements for the years ended June 30, 2013 and 2012, respectively.

At June 30, 2013 and 2012, the Company had receivables from related parties aggregating $37,355 and $152,394, respectively.

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
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

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

Deferred tax assets consist of the following at:

	June 30,
	2013	2012
Timing difference related to inventory provisions	$8,850	$170,044
Net operating losses	1,376,771	1,126,540
Valuation allowance	(1,376,771)	(1,126,540)
Deferred income tax asset	$8,850	$170,044

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	June 30,
	2013	2012
China	$3,730,738	$748,142
United States	1,776,346	1,112,938
	$5,507,084	$1,861,080

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE N – PROVISION FOR INCOME TAXES (CONTINUED)

The components of income before taxes are as follows:

	For the Year Ended
	June 30,
	2013	2012
China	$(2,982,596)	$(1,389,247)
United States	(663,408)	(441,840)
	$(3,646,004)	$(1,831,087)

The provision for income taxes consists of the following:

	For the Year Ended
	June 30,
	2013	2012
China	$-	$41,793
United States	-	-
	$-	$41,793

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the years ended June 30, 2013 and 2012, respectively, is as follows:

	June 30,
	2013	2012
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	18.7
Earnings taxed at other than United States statutory rate	-	9.0
Effective tax rate	-%	(3.0)%

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE O – DISCONTINUED OPERATIONS

On June 30, 2013, the Company discontinued its' grape production operations.  The Company sold the assets and liabilities of Tonghua Linyuan, and plans to close Tonghua Linyuan.  The following summarizes the operations of Tonghua Linyuan with the years ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Revenues	$-	$-
Total costs and expenses	(1,455,858)	(999,559)
Operating loss	(1,455,858)	(999,559)
Other expense	(42,456)	(53,045)
Provision for taxes	-	-
Loss from discontinued operations before disposal	(1,498,314)	(1,052,604)
Gain on disposal	695,818	-
Loss from discontinued operations	$(802,496)	$(1,052,604)

The Company has retained $508,347 in contingent liabilities of Tonghua Linyuan.

NOTE P – COMMITMENTS AND CONTINGENCIES

The Company has a three year employment contract with the Chief Executive Officer expiring on January 1, 2014 aggregating $15,108 per year.

The Company has a three year contract with the Chief Financial Officer expiring on January 1, 2014 aggregating $ 5,664 per year.

The Company has a three year employment contract with two staff accountant expiring between September 2, 2015 and October 2, 2015 aggregating $9,524 per year.

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

The Company has a one year lease for its corporate offices in China aggregating 109,432 RMB per year (USD $17,000) expiring on December 31, 2012.  The Company is currently negotiating a new contract.

The lease expires December 1, 2014.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE P – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectors of land (3,705 acres) to grow Ginseng. These grants are for 20 years. There is no assurance that the Chinese government will continue to renew these grants in the future.

The Company had a 15 year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes.  The lease expires December 31, 2014. The annual lease fee is 187,500 RMB or approximately $29,600 per year to lease the acreage.  The land and buildings on the premises have a separate lease concurrent with the property lease. The Company sold this lease as part of the sale of the assets of Tonghua Linyuan.

In 2008, the Company entered into a 5 year lease to refrigerate and store fresh Ginseng. The annual lease fee approximates $15,500 per year.

Rent expense was $35,436 and $36,429 for the years ended June 30, 2013 and 2012, respectively.

NOTE Q – CONCENTRATIONS

In the year ended June 30, 2013, two customers accounted for 28% of revenues and another customer accounted for 12% of revenues.  No other customer accounted for more than 10% of revenues.

In the year ended June 30, 2012, three customers accounted for 28% of revenues and another customer accounted for 15% of revenues.  No other customer accounted for more than 10% of revenues.

At June 30, 2012, one customer accounted for 44% of the accounts receivable.

NOTE R – OPERATING SEGMENTS

The Company currently has one operating segment, the cultivation and harvest of Ginseng for the production of Ginseng beverages.  Prior to June 30, 2013, the Company organized its business into two reportable segments: (1) the cultivation and harvest of Ginseng for the production of Ginseng beverages and (2) the production of wine and grape juice.  On June 30, 2013, the Company discontinued its' wine and grape juice production business.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

NOTE R – OPERATING SEGMENTS (CONTINUED)

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different productions techniques and market to different classes of customers.

Year ended June 30, 2013:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$3,563,165	$-	$3,563,165
Net income (loss)	(663,408)	(2,180,100)	(802,496)	(3,646,004)
Total Assets	89,610	5,277,621	-	5,367,231

Other significant items:
Depreciation and amortization	2,244	79,996	-	82,240
Interest	52,891	198,899	-	251,790
Expenditures for fixed assets	272	2,417	-	2,689
Income tax expense	-	-	-	-
Impairment of ginseng crops	-	1,227,979	-	1,227,979

Year ended June 30, 2012
	Parent Company	Ginseng	Wine	Total
Revenues	$-	$4,315,809	$-	$4,315,809
Net income (loss)	(449,887)	(1,422,993)	(1,052,604)	(2,925,484)
Total Assets	85,598	6,687,509	1,400,162	8,173,269

Other significant items:
Depreciation and amortization	2,474	47,161	-	49,635
Interest	72,433	221,805	-	294,238
Expenditures for fixed assets	4,162	16,019	-	20,181

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of June 30, 2012. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of June 30, 2013 due to the existence of the following material weaknesses:

•
As of June 30, 2013, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission;

•
As of June 30, 2013, there were insufficient written polities and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of June 30, 2013, there was a lack of segregation of duties, in that we only had one person performing all accounting related duties;

•	As of June 30, 2013, there was no independent audit committee.

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

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2013. The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.

Name	Age	Position
Liu, Changzhen	58	Chairman of the Board and Chief Executive Officer
Ren, Ying	52	Chief Financial Officer
Cai, Xiaohua	34	Chief Marketing Officer
Zhang, Yuxiang	65	General Manager of Jilin Province Ganzhi Ginseng Products Co., Ltd.; Director
Sun, Hui	53	Director
Ouyang, Qing	45	Director
Song, Jiankun	49	Director

Liu, Changzhen joined us as Chairman of the Board and Chief Executive Officer upon our formation in June 2004.  Between 1995 and 2004, he was Chairman and General Manager of Ginseng Group in Jilin Province, China.  As a founder of the Company, Mr. Liu has a deep understanding of all aspects of our business and substantial experience of developing corporate strategy, assessing emerging industry trends.

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

Due to our lack of operations and size prior to the Share Exchange, we did not have an Audit Committee. Furthermore, we are currently quoted on the Pink Sheets under the symbol “CSNG” and the Pink Sheets does not have any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during the fiscal year ended June 30, 2013; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during the fiscal year ended June 30, 2013.

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest three fiscal years ended June 30,  2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	Option Awards ($)(f)	NonEquity Incentive Plan Compensation ($)(g)	Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)	Total ($)(j)
Liu Changzhen,
Chairman of the Board and CEO	2013 2012	15,108 15,108							15,108 15,108

Ying Ren,
CFO	2013	5,664							5,664
	2012	5,664							5,664

Cai Xiaohua,
Chief Marketing Officer	2013 2012	17,564 17,564							17,564 17,564

Narrative disclosure to summary compensation table

The following discloses key terms of employment contracts we maintain with the following individuals:

Liu, Changzhen

•	Contract Period: January 1, 2011 to January 1, 2014
•	Job Description: CEO
•	Remuneration: approximately $1,259 a month

Ren, Ying

•	Contract Period: January 1, 2011 to January 1, 2014
•	Job Description: Chief Financial Officer
•	Remuneration: approximately $472 a month; $5,664 a year

Cai, Xiaohua

•	Contract Period: February 1, 2011 to February 1, 2014
•	Job Description: Chief Marketing Officer
•	Remuneration: approximately $1,463.70 a month

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of June 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2013

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

Board of Directors

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors. Our directors have not received any kind of compensation including cash, stock, options, non-equity incentive plan compensation, nonqualified deferred compensation earnings or other compensation for fiscal year 2013.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October [ ], 2013 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of October [ ], 2013, we had 44,397,297 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October [ ], 2013.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of [ ], 2013is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Notwithstanding the foregoing, because the Series M Preferred Stock votes on as converted basis with the Common Stock, we have included the owners of such stock in this table.  Accordingly, we calculate beneficial ownership for purposes of this table as follows:

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
No1, Building 6
Sun Village Century Living,
West 3 Blvd.
Kuancheng District
Changchun City, ChinaT

Ouyang, Qing	500,000	1.13%
19-5-402
Tiantongyuanxisanqu
Changping District
Beijing, China

Sun, Hui	150,000.34%
4 Yuhuangwei
Longquan Street
Dongchang District
Tonghua, Jilin, China

Zhang, Yingdong	30,000.07%
703 Dongfeng St,
Luyuan District,
Changchun City, Jilin

Zhang, Yuxiang	35,000.08%
20-1-8 Yishou Rd
Meihekou, Jilin
China

Liu, Changzhou	10,100,200[2	]	22.75%
No 23-6 Hongqi Street,
Zhaoyang District,
Changchun City,
China

Ren, Ying	0	0
Zhizhong Road,
Nanguan District,
Changchun City,
Jilin, China

Cai, Xiaohua	50,000	0.11%
2605A Time Int’l Bldg
6 Shuguangxili
Zhaoyang Dist, Beijing
China

Song, Jiankun	550,000	1.24%
502, 3-1- Wenhuiyuan
Honglianancun
Haiding District
Beijing China

All officers and directors as a group [8 persons]	1,865,000	4.20%

This table is based upon information derived from our stock records. Applicable percentages are based upon 44,397,297 shares of common stock outstanding as of October [ ], 2013.

[1] Owned 1,963,749 in the name of Lianhua Wang and 550,000 shares in the name of Shuchun Wang, husband and wife.

[2] Mr. Liu owns 550,000 shares of common stock from August 12, 2004; however, he also has voting power of 9,550,200 shares of common stock purchased by his relatives and friends in certain Regulation S Private Placements from 2002 to 2007. A list of shareholders owning the 9,550,200shares is filed as Exhibit 10.27 to our Form 10-K for year ended June 30, 2012.

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

Summary of Related Party Loans

As of June 30, 2013 and 2012, the Company had receivables from related parties aggregating $$37,355 and $152,394. These balances relate to unsettled business and travel advances. The amounts advanced by individual are as follows:

Individual	June 30, 2013	June 30, 2012
Liang Shuang (1)	$5,465	$-
Liu, Yu (2)	9,317	7,887
Wang,Huayu (3)	_	46,917
Kong, Fan Rong (4)	_	40,324
Qiu,Xia (5)	10,682	7,273
Mou, Jin Man (6)	_	14,637
Liu, Changzhen (7)	_	14,505
Li, Tao (8)	3,027	3,445
Chu, Mingkun (9)	1,551	1,863
Liu, Juan(10)	_	-
Zhang, Xiu Yan(11)	_	1,107
Cong, Jing(12)	_	9,875
Gao Jichang(13)	4,754	_
Jiang Yan(14)	1,012
Others under $1,000 (15)	1,547	4,541
Total:	37,335	$152,394

Note:

1)	Mr. Liang is an employee of the Company shareholder; he is not related to any officer or director of the Company;
2)	Ms. Liu, Yu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
3)	Mr. Wang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
4)	Ms. Kong is CEO’s wife and a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
5)	Ms. Qiu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
6)	Mr. Mou is shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
7)	Mr. Liu, Changzhen is the CEO of the Company;
8)	Mr. Li is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
9)	Mr. Chu is an employee of the Company shareholder; he is not related to any officer or director of the Company;
10)	Ms. Liu, Juan is an employee of the Company shareholder; he is not related to any officer or director of the Company;
11)	Ms. Zhang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
12)	Ms. Chong is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
13)	Mr. Gao is an employee of the Company, he is not related to any officer or director of the Company;
14)	Mr. Jiang is an employee of the Company, he is not related to any officer or director of the Company;

As of June 30, 2013 and 2012, funds borrowed to fund the current operations of the Company were $1,279,982 and $1,667,047, respectively.

Individual	June 30, 2013	June 30, 2012
Gao, Jichang(1)	$77,063.00	$$77,063
Wan Yu-Min(2)	$14,637.00	14,637
Xiang, Yilin(3)	$300,205.00	300,205
Zhang, bai ling（4）	$12,300.00	12,300
Liu, Changzheng (5)	$229,344.00	229,344
Ren, Ying (6)	$5,855.00	5,855
Liang, Shuang (7)	$29,017.00	29,017
Gao Hong(8)	$4,936.00	4,936
Zhao, Zhigang (9)	$106,511.00	106,511
Chi, hongyan(10)	$3,779.00	3,779
Zhang, Jianzhou (11)	$122,637.00	122,637
Li MiGe(12)	$2,635.00	2,635
Sun, Hui(13)		--
Guo Chuan Cheng(14)	$2,007.00	2,007
Pan, Shiyu (15)		--
Chu Ming Kun(16)	$1,910.00	1,910
Qiu, Xia (17)	--	--
Yue, Lie (18)	--	--
Chen Shi Yu(19)	$1,910.00
Zhang, Yindong (20)	$44,490.00	44,490
Li, Tao(21)	$935.00
Lu, Wen Ying (22)	$44,205.00	44,205
Jin Ying Shu(23)	$334.00
Youming, Zhang (24)	--	--
Su, Jiangong(25)	$324.00	--
Chang, Chueng Yuk (26)	$78,894.00	78,894
Zhang, xiuyan(27)	$302.00	--
Yang, Wen(28)	--	--
Yu, Xiao Mei(29)	$100.00
Tong chun yan(30)	$81.00
Jia feng yan(31)	$81.00
Xiu yan(32)	$81.00
Lliang qiu zhi(33)	$81.00
Jiang yan hua(34)	$162.00
Zhang lin(35)	$81.00
Li shu zhen(36)	$81.00
Sun you(37)	$81.00
Hou yue xin(38)	$81.00
Hou xiu li(39)	$81.00
Zhang yan hong(40)	$81.00
Yang, Dan(41)	$32.00

Guo, Chunsheng(42)	$15.00
zhang ting yu(43)	$(87.00)
Jilin Yi Rong of Microfinance Limited(44)	$32,369.00	32,369
Kong, Fanrong(45)	$26,347.00	26,347
Liu, Yaqin(46)	$26,849.00	26,849
Liu, Changfu(47)	$12,610.00	12,610
Kong, Fanyi(48)	$25,221.00	25,221
Yin, Xiuyan(49)	$12,594.00	12,594
Li, Haijing(50)	$7,246.00	-
Kong, Fanyi(48)	$25,221.00	25,221
Yin, Xiuyan(49)	$12,594.00	12,594
Li, Haijing(50)	$7,246.00	-
Kong, Fanmin(51)	$10,968.00	10,968
Liu, Na(52)	$9,711.00	9,711
Liu Yu(53)	$14,286.00	14,286
Liu, Lipo(54)	$8,346.00	8,346
Tang, Yao(55)	$3,237.00	3,237
Zhao, Fengchun(56)	$4,936.00	4,936
Others(57)	--	2,927

Total	$1,279,982.00	$1,270,826

Note:

1)	Mr. Gao Jinchang is an employee of the Company; he is not related to any officer or director of the Company;
2)	Ms. Wan Yumin is an employee of the Company shareholder; he is not related to any officer or director of the Company;
3)	Ms. Xiang Yilin is a shareholder of the Company; he is not related to any officer or director of the Company;
4)	Ms. Zhang, bai ling is employee of the Company; he is not related to any officer or director of the Company;
5)	Mr. Liu Changzhou is the CEO of the Company;
6)	Ms. Ren Ying is the CFO of the Company;
7)	Mr. Liang, Shuang is an employee of the Company; he is not related to any officer or director of the Company;
8)	Ms. Gao Hong is an employee of the Company; he is not related to any officer or director of the Company;
9)	Mr. Zhao Zhigang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
10)	Ms. Chi Hongyan is an employee of the Company shareholder; he is not related to any officer or director of the Company;
11)	Mr. Zhang Jianzhou is an employee of the Company shareholder; he is not related to any officer or director of the Company;
12)	Ms. Li Mige an employee of the Company shareholder; he is not related to any officer or director of the Company;
13)	Mr. Sun Hui is a director of the Company;
14)	Mr. Guo Chuncheng is an employee of the Company shareholder; he is not related to any officer or director of the Company;
15)	Ms. Pan Shiyu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
16)	Mr. Chu Minkun is an employee of the Company shareholder; he is not related to any officer or director of the Company
17)	Ms. Qiu Xia is an employee of the Company shareholder; he is not related to any officer or director of the Company;
18)	Mr. Yue Lei is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
19)	Ms. Chen Shiyu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is not related to any officer or director of the Company;
20)	Mr. Zhang Yindong is a thirty; he is not related to any officer or director of the Company;
21)	Ms. Li Tao is an employee of the Company shanreholder; he is not related to any officer or director of the Company;

22)	Ms. Lu Wenying is an employee of the Company; he is not related to any officer or director of the Company;
23)	Ms. Jin Yingsun is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; she is not related to any officer or director of the Company;
24)	Ms. Youming Zhang is an employee of the Company; he is not related to any officer or director of the Company;
25)	Mr. Sun Jiangong is a shareholder of the Company; he is not related to any officer or director of the Company;
26)	Mr. Chang, Chueng Yuk is ; a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
27)	Ms. Zhang Xiuyan is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
28)	Mr. Yang Wen is a shareholder of the Company; he is not related to any officer or director of the Company;
29)	Ms. Yu Xiaomei is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
30)	Ms. Tong Chunyan is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
31)	Ms. Jia Fengyan is an employee of the Company; he is not related to any officer or director of the Company;
32)	Ms. Xiu Yan is a employee of the Company; he is not related to any officer or director of the Company;
33)	Mr. Liang Qiuzhi is an employee of the Company shareholder; he is not related to any officer or director of the Company;
34)	Ms. Jiang Yanhua is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
35)	Ms.Zhang Lin an employee of the Company shareholder; he is not related to any officer or director of the Company;
36)	Ms. Liu Shuzhen is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
37)	Mr. Sun You is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
38)	Mr. Hou Yuexin is ; a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
39)	Mr. Hou Xiuji is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
40)	Ms. Zhang Yanhong is a shareholder of the Company; he is not related to any officer or director of the Company;
41)	Ms. Yang Dan is an employee of the Company; she is not related to any officer or director of the Company;
42)	Mr. Guo Chunsheng is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
43)	Mr. Guo Chunshen is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
44)	Jilin Yi Rong of Microfinance Limited is a loan company;
45)	Ms. Kong Fanrong is CEO’s wife;
46)	Ms.Liu Yaqin is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. She is a cousin of Mr. Liu, Changzheng, the CEO of the Company;
47)	Mr. Liu Changfu is an shareholder of the company; he is not related to any officer or director of the Company;
48)	Mr. Kong Fanyi is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. He is a brother in law of Mr. Liu, Changzheng, the CEO of the Company;
49)	Ms. Yin Xiuyan is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is not related to any director or officer of the Company;
50)	Mr. Li Haijing is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
51)	Ms. Kong Fanming is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is sister in law of Mr. Liu Changzhou, the CEO of the Company;
52)	Ms. Li Na is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is a nephew of Mr. Liu, Changzheng, the CEO of the Company;
53)	Mr, Liu Yu a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
54)	Mr. Liu, Lipo is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
55)	Ms.Tang Yao is an employee of the Company; she is not related to any officer or director of the Company;
56)	Mr. Zhao Fengchun is an employee of the Company; she is not related to any officer or director of the Company;

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Meyler & Company, LLC for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2013 were approximately $85,000.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

NONE

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a)                    (1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(b)      EXHIBITS

Item 2

1.	Yanbian Huaxing Ginseng Industry Co. Ltd Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Form 10-12G filled on August 6, 2010)
2.	Meihekou City Ginseng Company, Ltd. [now known as Jilin Ganzhi Ginseng Products Co. Ltd.] Acquisition Agreement (incorporated by reference to Exhibit 2.2 to our Form 10-12G filled on August 6, 2010)
3.	Tonghua Linyuan Grape Planting Co. Acquisition Agreement (incorporated by reference to Exhibit 2.3 to our Form 10-12G filled on August 6, 2010)

Item 3

1	Articles of Incorporation of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 10-12G filled on August 6, 2010)
2	By-laws of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Form 10-12G filled on August 6, 2010)

Item 4

1	Form of common stock Certificate of the China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 4.1 to our Form 10-12G filled on August 6, 2010)

Item 10

1	Employment Agreement – Ren, Ying (incorporated by reference to Exhibit 10.1 to our Form 10-K filed on October 13, 2011)
2	Employment Agreement – Liu, Changzhen (incorporated by reference to Exhibit 10.2 to our Form 10-K filed on October 13, 2011)
3	Employment Agreement – Zhang (incorporated by reference to Exhibit 10.3 to our Form 10-12G filled on August 6, 2010)
4	Employment Agreement – Cai, Xiaohua (incorporated by reference to Exhibit 10.4 to our Form 10-K filed on October 13, 2011)
5	Form of Farmer Agreement (incorporated by reference to Exhibit 10.5 to our Form 10-12G filled on November 10, 2010)
6	Land Rental Agreement (incorporated by reference to Exhibit 10.6 to our Form 10-12G filled on August 6, 2010)
7	Ermu Forestry approval (incorporated by reference to Exhibit 10.7 to our Form 10-12G filled on August 6, 2010)
8	Drink formula for our ginseng beverages registered patent (incorporated by reference to Exhibit 10.8 to our Form 10-12G filled on August 6, 2010)
9	Health Food Production Permit for Jinlin Ganzhi issued on June 8m 2012 (incorporated by reference to Exhibit 10.9 to our Form 10-K filed on October 10, 2012)
10	Ganzhi Ginseng Beverage approval No. SFDA G20090249 (incorporated by reference to Exhibit 10.10 to our Form 10-12G filled on August 6, 2010)
11	Ganzhi American Ginseng Beverage approval No. SFDA G20090208(incorporated by reference to Exhibit 10.11 to our Form 10-12G filled on August 6, 2010)
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

28	Loan Agreement between and among Jinlin Ganzhi and Meihekou City Rural Credit Union dated August 30, 2012 (incorporated by reference to Exhibit 10.28 to our Form 10-K filed on October 10, 2012)
29	Distribution Agreement between and among Jinlin Huamei and Yurong Sha and Li Liu dated May 20, 2012 (incorporated by reference to Exhibit 10.29 to our Form 10-K filed on October 10, 2012)
30
Wine Production Agreement between and among Tonghua Linyuan and Tonghua Jinyuanshan Winery dated May 20, 2012 Pearl in the Snow & ice wine (incorporated by reference to Exhibit 10.30 to our Form 10-K filed on October 10, 2012)

31
Wine Production Agreement between and among Tonhua Linyuan and Tonhua Jinyuanshan Winery dated May 20, 2012 for Linyuan Red Wine (incorporated by reference to Exhibit 10.31 to our Form 10-K filed on October 10, 2012)

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

Date: October 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934 this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2013	By:	/s/ Zhang, Yuxiang
Zhang, Yuxiang DIRECTOR

Date: October 15, 2013	By:	/s/ Sun, Hui
Sun, Hui DIRECTOR

Date: October 15, 2013	By:	/s/Ouyang, Qing
Ouyang, Qing DIRECTOR

Date: October 15, 2013	By:	/s/ Song, Jiankun
Song, Jiankun DIRECTOR

Date: October 15, 2013	By:	/s/ Liu, Changzhen
Liu, Changzhen DIRECTOR