Form 10-K/A
period 2013-06-30
China Ginseng Holdings Inc
filed 2013-10-16
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Amendment No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of China Ginseng Holdings Inc. for the year ended June 30, 2012, filed with the Securities and Exchange Commission on October 15, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (extensible Business Reporting Language).

No other changes have been made to the Form 10-K.

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