Form 10-Q
period 2013-09-30
China Ginseng Holdings Inc
filed 2013-11-15
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interative Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated file	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 14, 2013 there were 44,397,297shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$82,208	$19,454
Accounts receivable, net	2,517,880	2,448,466
Inventory	262,735	263,661
Due from related parties	73,716	37,355
Prepaid expenses	417,140	347,546
Total Current Assets	3,353,679	3,116,482

PROPERTY AND EQUIPMENT, net	1,509,652	1,530,390

OTHER ASSETS
Ginseng crops, non-current portion	685,467	681,967
Intangible assets-patents, net	2,507	4,780
Investments	24,886	24,762
Deferred income tax asset	8,894	8,850
Total Assets	$5,585,085	$5,367,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Note payable – building purchase	$487,965	$485,540
Note payable	52,863	52,600
Notes payable – related parties	1,227,422	1,279,982
Accounts payable	2,151,912	1,687,529
Accrued expenses	288,616	286,925
Taxes payable	149,283	149,988
Payments received in advance	401,330	397,678
Total Current Liabilities	4,759,391	4,340,242
OTHER LIABILITIES
Note payable – building purchase, net of current portion	813,271	809,231
Liabilities of discontinued operations	510,885	508,347
Payable to farmers	874,646	870,300
Total Liabilities	6,958,193	6,528,120

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at September 30 and June 30, 2013, respectively	44,398	44,398
Additional paid-in capital	7,519,487	7,498,051
Accumulated deficit	(9,663,295)	(9,407,413)
Accumulated other comprehensive income	726,302	704,075
Total Stockholders’ Deficit	(1,373,108)	(1,160,889)
Total Liabilities and Stockholders’ Deficit	$5,585,085	$5,367,231

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2013	2012

REVENUE	$62,393	$503,772

COSTS AND EXPENSES
Cost of goods sold	6,654	500,439
Selling, general and administrative expenses	260,335	333,508
Impairment of ginseng crops	-	918,392
Bad debt expense	(39,210)	-
Depreciation and amortization	30,476	28,828
Total Costs and Expenses	258,255	1,781,167

OTHER EXPENSE
Interest expense	60,020	82,661
Net Other Expense	60,020	82,661

LOSS FROM CONTINUING OPERATING BEFORE INCOME TAXES	(255,882)	(1,360,056)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(255,882)	(1,360,056)

LOSS FROM DISCONTINUED OPERATIONS	-	(33,146)

NET LOSS	$(255,882)	$(1,393,202)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	22,227	(43,408)

COMPREHENSIVE LOSS	$(233,655)	$(1,436,610)

NET LOSS PER COMMON SHARE (Basic and diluted)
Loss from continuing operations per share	$(0.01)	$(0.03)
Loss from discontinued operations per share	-	-
Net loss per share	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING –
Basic	44,397,297	44,397,297
Diluted	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(255,882)	$(1,393,202)
Loss from discontinued operations		33,146
Adjustments to reconcile net loss to net cash from operating activities:
Impairment of ginseng crops	-	918,392
Depreciation and amortization	30,482	28,828
Imputed interest	21,436	49,768
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(57,458)	367,933
(Increase) decrease in inventory	2,243	(256,319)
(Increase) decrease in ginseng crops	(95)	-
(Increase) decrease in prepaid expense	(67,859)	(99,085)
(Increase) decrease in due from related parties	(36,333)	(57,776)
(Increase) decrease in amounts due from farmers	-	(44,931)
Increase (decrease) in accounts payable	460,061	345,651
Increase (decrease) in taxes payable	(1,454)	(18,580)
Increase in receivables in advance	1,666	83,385
Increase (decrease) in accrued expenses	573	(23,812)
Increase (decrease) in amounts due to farmers	-	16,771
Net cash provided by (used in) operating activities- continuing operations	97,380	(49,831)
Net cash provided by (used in) operating activities- discontinued operations	-	(1,226)
Net cash provided by (used in) operating activities	97,380	(51,057)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(272)
Net cash provided by (used in) investing activities	-	(272)

Cash Flows from Financing Activities:
Proceeds from loans payable to related parties	-	119,892
Repayments of loans payable to related parties	(55,189)	-
Net cash provided by (used in) financing activities	(55,189)	119,892

Effect of exchange rate on cash	20,563	(40,554)

Increase (decrease) in cash	62,754	28,009

Cash at beginning of period	19,454	24,183

Cash at end of period	$82,208	$52,192

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)

	For the Three Months Ended
	September 30,
	2013	2012

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended June 30, 2013.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended September 30, 2012 to make them comparable to the presentation for the three months ended September 30, 2013.

Nature of Business

China Ginseng Holdings, Inc. and Subsidiaries (the “Company”), was incorporated under the laws of Nevada on June 24, 2004.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”), which is located in China and, is in the business of farming, processing, distribution, and marketing of Asian Ginseng products.  In 2010, the Company ceased marketing ginseng and is presently utilizing the harvest to produce a ginseng beverage.  However, it continues to buy ginseng for the resale market.  In August 2005, the Company acquired the remaining 45% of Yanbian Huaxing. Yanbian Huaxing controls, through 20 year leases (the "Leases") granted by the Chinese Government, approximately 1,500 hectors (3,705 acres) of land used to grow ginseng.  The Company had no operations prior to November 24, 2004. These leases expire in 2024.

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

On March 31, 2008, the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity is the growing, cultivation and harvesting of a grape vineyard. The Company plans to produce wine and grape juice but to date has not commenced production. In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests, which were not suitable for the production of wine or grape juice.  Instead, the Company began purchasing grapes in the open market to produce wine and grape juice and decided not to renew the Leases with the Chinese Government when the leases expire on December 31, 2013, since it no longer needs them for its business. On June 30, 2013, the Company sold the assets and liabilities of Tonghua Linyuan to a third party.

On March 2, 2012, the Company approved the incorporation of a new subsidiary, Hong Kong Huaxia International Industrial Co., Limited (“Hong Kong Huaxia”) in Hong Kong in order to sell health and specialized local products. Hong Kong Huaxia was incorporated in Hong Kong on March 18, 2012, and began operations in April 2012. Hong Kong Huaxia has registered 880,000,000 shares of 1 HKD par value stock in Hong Kong. None of the $113,443,000 (880,000,000 HKD) registered capital of Hong Kong Huaxia has been funded.

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

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $255,882 and $1,393,202 for the three months ended September 30, 2013 and 2012, respectively, and an accumulated deficit of $9,663,295 as of September 30, 2013, and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generation of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenue could result in the Company having to curtail or cease operations.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurance that the revenue will be sufficient to enable the Company to develop business to a level at which it will generate profits and cash flow from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	September 30,	June 30,
	2013	2013
Buildings and improvements	$1,463,891	$1,456,618
Machinery and equipment	389,763	387,826
Motor vehicles	30,330	30,179
Office equipment	25,105	25,021
	1,909,089	1,899,644
Less accumulated depreciation	(399,437)	(369,254)
	$1,509,652	$1,530,390

Substantially all of the property and equipment is located in China.

Total Depreciation was $28,279 and $27,722 for the three months ended September 30, 2013 and 2012, respectively.   Depreciation is recorded in the financial statements as follows:

	Three Months Ended
	September 30,
	2013	2012
Depreciation Expense	$28,185	$26,598
Capitalized Ginseng Crops	94	1,124
	$28,279	$27,722

Depreciation expense is included within Deprecation and Amortization in the Consolidated Statements of Operations and Comprehensive Loss (unaudited).  Capitalized Ginseng Crops is included in the consolidated Balance Sheets in this Report.

NOTE C – INVENTORY

Inventory is comprised of the following at:

	September 30,	June 30,
	2013	2013
Raw materials	$216,266	$213,209
Finished goods	42,095	46,100
Operating supplies	4,374	4,352
	$262,735	$263,661

At September 30, 2013 and June 30, 2013, there were no shipments of ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

In March 2013, the Company determined that the grape juice inventory held at Tonghua Linyuan is no longer saleable. As such, the Company wrote off inventory with a value of RMB 8,855,286 ($1,410,149) at June 30, 2013.

NOTE D – INVESTMENTS

In December 2010, the Company invested $24,886 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)
In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd. (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company was required to invest a total of $81,237 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012. In September 2011, the Company invested $16,265 (RMB 100,000) in Jilin Jiliang. During the year ended June 30, 2013, Jilin Jiliang returned the $16,265 (RMB 100,000) investment to the Company

NOTE E – GINSENG CROPS

The Company’s business, prior to June 30, 2009, was primarily to harvest and sell fresh and dried ginseng. The growth period takes approximately 5 to 6 years before harvest can commence and up to 8 years for improved harvest and seedling yields. The Company is changing its business model to utilize the harvested ginseng to manufacture ginseng juice and other ginseng beverages. It commenced the juice operation in August 2011. The Company plants selects areas each year and tracks the costs expended each year by planting area. The Chinese government owns all of the land in China.

Currently, the Company has obtained leases from the Chinese government for approximately 1,500 hectors of land (approximately 3,705 acres) to grow ginseng, which were awarded in April and May 2005.  These leases are for 20 years and the management of the Company believes that the leases will be renewed as they expire in different areas.  However, there are no assurances that the Chinese government will continue to renew these leases in the future. The planting of new ginseng is dependent upon the Company’s cash flow and its ability to raise working capital.

The Company has planted approximately 287,984 square meters of land. The Company plans to plant over the next 5 years 100,000 square meters, representing approximately 20,000 square meters per year. In the succeeding five years, the Company plans to harvest approximately 60,945 square meters of ginseng. The harvest plan by year is as follows: 58,281 square meters in 2014 and 2,664 square meters in 2017.

In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng, which had an approximate value of RMB 6,754,675 ($ 1,075,640).

An analysis of ginseng crop costs for each of the applicable periods is as follows:

	September 30, 2013	June 30, 2013
Beginning Crop Costs	$681,967	$2,495,543
Currency Conversion Adjustment to Beginning Balance	3,406	-
Capitalized Costs During Year:
Wages	-	381,803
Fertilizer	-	1,457
Field clearing and cultivation	-	81,400
Farmer lease fee net of management fee	-	301,473
Labor	-	-
Irrigation	-	-
Depreciation	94	2,589
Other	-	4,385
Total Capitalized Costs	3,500	832,808
Less:
Cost of crops harvested	-	(1,570,744)
Impairment adjustment	-	(1,075,640)
	-	(2,646,384)
Ending Crop Costs	685,467	681,967
Less: Current portion	-	-
Non-Current Portion of Crop Costs	$685,467	$681,967

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

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE F – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest ginseng utilizing the land leased from the government. The farming contracts commenced in January 2008. In connection with these agreements, the Company (1) leases sections of the ginseng farm land to the farmers at approximately $1.50 (RMB 10) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris, (3) pays the farmers a management fee of approximately $0.50 (RMB 4.00) per square meter per year, and (4) the farmers are required to produce 2kg of ginseng for each square meter that they manage. The Company pays the farmers the market price for their ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has recorded a receivable from the farmers for the rental income of the leased ginseng farm land of $0 and $0 at September 30, 2013 and June 30, 2013, respectively. The Company has also recorded a long-term Payable to Farmers for the management fee due to the farmers.  The liability at September 30, 2013 and June 30, 2013 was $874,646 and $870,300, respectively. The receivable and payable balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

NOTE G – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for ginseng drinks. The cost and related amortization is as follows:

	September 30,	June 30,
	2013	2013
Cost	$18,275	$18,184
Less accumulated amortization	(15,768)	(13,404)
	$2,507	$4,780

Amortization expense was $2,291 and $2,364 for the three months ended September 30, 2013 and 2012, respectively.

NOTE H – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of February 4, 2004. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and will be accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment. The loan balance at September 30, 2013 and June 30, 2013 is $325,309 and $323,693, respectively. The loan balance is included in Liabilities of Discontinued Operations on the accompanying Balance Sheet.

NOTE I – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,325,479 (RMB 9,000,000). On June 24, 2011, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 162,655) in September 2012; 1,000,000 RMB (USD 162,655) on August 29, 2013; 1,000,000 RMB (USD 162,655) on December 20, 2013 and 5,000,000 RMB (USD 813,271) on August 29, 2014. The payment due in September 2012 was not made by the Company and the note is thus in default.

NOTE J - RELATED PARTY TRANSACTIONS

The Company had been financing its operations with loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds that are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of September 30, 2013 and June 30 2013 funds borrowed to fund the current operations of the Company were $1,227,422 and $1,279,983, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $21,436 and $49,768 which has been recorded in the financial statements for the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and June 30, 2013, the Company had receivables from related parties amounting to$73,716 and $37,355, respectively.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

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

Deferred tax assets consist of the following at:

	September 30,	June 30,
	2013	2013
Timing difference related to inventory provisions	$8,894	$8,850
Net operating losses	1,312,816	1,376,771
Valuation allowance	(1,312,816)	(1,376,771)
Deferred tax asset	$8,894	$8,850

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded as an offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	September 30,	June 30,
	2013	2013
International (China)	$3,552,645	$3,730,738
United States	1,698,617	1,776,346
	$5,251,262	$5,507,084

The operating losses are available to offset future taxable income. The China net operating loss carryforwards can only be carried forward for five years and will commence expiring in 2013.  The Company does not file a consolidated tax return in China. Therefore, the profitability of the individual Chinese companies will determine the utilization of the carryforward losses. The U.S. carryforward losses are available to offset future taxable income for the succeeding 20 years and commence expiring in 2027.

The components of income before taxes are as follows:

	For the Three Months Ended September 30,
	2013	2012
International (China)	$(178,093)	$(1,250,125)
United States	(77,729)	(109,931)
	$(255,822)	$(1,360,056)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended September 30, 2013 and 2012, respectively, are as follows:

	For the Three Months Ended September 30,
	2013	2012
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Earnings taxed at other than US statutory rate	-	-
Effective tax rate	-%	-%

NOTE L – CONCENTRATIONS

In the three months ended September 30, 2012, two customers accounted for 99% of revenues.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

NOTE M – DISCONTINUED OPERATIONS

On June 30, 2013, the Company discontinued its grape production operations.  The Company sold the assets and liabilities of Tonghua Linyuan and plans to close Tonghua Linyuan.  The following summarizes the operations of Tonghua Linyuan with the three months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Revenues	$-	$-
Total costs and expenses	-	(24,311)
Operating loss	-	(24,311)
Other expense	-	(8,835)
Provision for taxes	-	-
Loss from discontinued operations	$-	$(33,146)

The Company has retained $510,885 and $508,347 in contingent liabilities of Tonghua Linyuan at September 30, 2013 and June 30, 2013, respectively.

NOTE N – COMMITMENTS AND CONTINGENCIES

The Company has a three year employment contract with the Chief Executive Officer expiring on January 1, 2014 aggregating $15,108 per year.

The Company has a three year contract with the Chief Financial Officer expiring on January 1, 2014 aggregating $ 5,664 per year.

The Company has a three year employment contract with two staff accountants expiring on September 2, 2015 and October 2, 2015 aggregating $9,524 per year.

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

The Company has a one year lease for its corporate offices in China aggregating $109,432 RMB per year (USD $17,000) expiring on December 31, 2013.

The Chinese government owns all the land in China. Currently, the Company has leases from the Chinese government for approximately 1,500 hectors of land (3,705 acres) to grow Ginseng. These leases are for 20 years. There is no assurance that the Chinese government will continue to renew these leases in the future.

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

Rent expense was $17,211 and $50,075for the three months ended September 30, 2013 and 2012, respectively.

NOTE O – OPERATING SEGMENTS

The Company presently organizes its business into two reportable farming segments: (1) the cultivation and harvest of ginseng for the production of ginseng beverages and (2) the cultivation and harvest of grapes for the eventual production of wine and grape juice.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different production techniques and market to different classes of customers.

Three months ended September 30, 2013:
	Parent Company	Ginseng	Wine	Total
Revenues	$-	$62,393	$-	$62,393
Net loss	(77,729)	(178,153)	-	(255,882)
Total assets	255,815	5,329,270	-	5,585,085

Other significant items:
Depreciation and amortization	453	30,023	-	30,476
Interest expense	11,019	49,001	-	60,020

Three months ended September 30, 2012:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$503,772	$-	$503,772
Net loss	(109,931)	(1,250,125)	(33,146)	(1,393,202)
Total assets	194,153	5,692,194	1,428,212	7,314,559

Other significant items:
Depreciation and amortization	571	28,257	-	28,828
Interest expense	24,169	58,492	-	82,661
Expenditures for fixed assets	272	-	-	272
Impairment of ginseng crops	-	918,392	-	918,392

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the three months ended September 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our Company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.  The Company conducts business through its four wholly-owned subsidiaries located in China.  We have been granted 20-year leases to 3,705 acres of land by the Chinese government for ginseng planting and we control, through a lease, approximately 750 acres of grape vineyards. However, recent harvests of grapes showed poor quality for wine production, which indicates that the vineyards are no longer suitable for planting grapes for wine production. Therefore, we have decided not to renew our lease for the vineyards with the Chinese government upon expiration on December 31, 2013 and, going forward, we intend to purchase grapes from the open market in order to produce grape juice and wine.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.  Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice production and wine production.

Since we shifted the focus of our business into the ginseng beverage business and the wine business, we have started to store our raw material and sell only a limited amount of our self-produced ginseng. We also purchase ginseng from outside sources, and then resell it to generate revenue, which sales are based on orders from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to incur losses in 2012 and 2013. In addition, as our new business is in the initial stages, we need to spend capital to promote our new products and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. We have recurring operating losses and there is substantial doubt about our ability to continue as a going concern. As of September 30, 2013, the cash balance on hand for the Company was $82,208.

In order to meet the challenge, we raised capital to support our operation through a Regulation S private placement and we are recruiting distributors for ginseng beverage and wine products. In addition, we established Hong Kong Huaxia in Hong Kong as a sales company for health products and specialized local goods in March 2012. Hong Kong Huaxia was set up as a part of our adjusted marketing strategy so that we can explore the Asia market through Hong Kong Huaxia, while Jilin Huamei remains focused on domestic sales in China. The focus of Hong Kong Huaxia is the sale of our ginseng juice and wine in the Asia market. Hong Kong Huaxia is currently recruiting distributors for the Asia market in addition to its online shopping platform for direct sales of our ginseng juice and wine.

Although, we have generated only limited revenues from our ginseng beverage and wine businesses, we believe there is future potential to do so because (i) the China ginseng market is recovering now; (ii) the demand and the price is in an uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control has not been affected by the government restrictions); (iii)  as of the date of this filing, we have already entered into binding agreements through our subsidiary Jilin Huamei with 5  distributors to distribute our  beverage in different cities and 1 distributor to distribute our ginseng beverage in Singapore, Malaysia, and Thailand; and (iv) we set up Hong Kong Huaxia to promote our products in the Asia Market and initiate online direct sales of our ginseng juice and wine.

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

Our Subsidiaries

Our business in China is currently mainly conducted through three wholly-owned subsidiaries located in Northeast China: Yanbian Huaxia, Jilin Ganzhi and Jilin Huamei. On June 30, 2013, one of our subsidiaries in China, Tonghua Linyuan became a shell company and ceased operations pursuant to a sale of all of its assets and liabilities.  Below is the operational status of each of these businesses as of the date of this filing:

Yanbian Huaxing Ginseng Industry Co. Ltd. (“Yanbian Huaxing”) – Ginseng farming and sales.

●
On September 8, 2003, we and Jilin Dunhua Huaxing Ginseng Industry Co, Ltd. (“Dunghua Huaxing”, a PRC company) jointly and legally established Yanbian Huaxing as a joint venture company in which we held 25% equity interest and Dunhua Huaxing held 75% equity interest. We received a certificate of approval issued by the competent local approval authority on September 8, 2003, and a business license issued by the competent local registration authority on September 16, 2003. On November 24, 2004, we and Dunhua Huaxing adjusted the registered capital of Yanbian Huaxing and our respective shareholding percentage in Yanbian Huaxing, and, as a result, we then held 55% equity interest in Yanbian Huaxing. Subsequently in August 2005, we acquired the remaining 45% equity interest from Dunhua Huaxing at a purchase price of $164,000, pursuant to which we now hold 100% equity interest in Yanbian Huaxing and changed Yanbian Huaxing from a joint venture into a wholly foreign owned enterprise (“WFOE”). The purchase price of the remaining interest of Yanbian Huaxia was based upon its registered capital of $364,000. In October 2005, we increased the registered capital of Yanbian Huaxing by putting in an additional $250,000 in order to meet the requirement for foreign owned enterprise requirement for tax purposes. Now, the registered capital of Yanbian Huaxing is $614,000. We have applied with the relevant PRC approval and registration authorities for each of the aforesaid changes and have obtained all applicable approvals and registrations for such changes, including a certificate of approval issued by the local approval authority and a renewed business license issued by the local registration authority certifying Yanbian Huaxing as a WFOE lawfully owned by us. Yanbian Huaxing is operated to plant ginseng, and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing. With the shift of business focus to canned ginseng juice, we have started to reserve the high quality grown ginseng for ginseng beverage production and sold only those not qualified to make ginseng juice. However, due to excessive rain in the year ended June 30, 2011, 90% of our grown ginseng was oxidized and sold to the market. During the year ended June 30, 2013, we were unable to reserve our grown ginseng for ginseng juice production, compared with 20% in the year ended June 30, 2012.

Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) – Produces canned ginseng juice.

●
On August 24, 2005, we acquired 100% equity interest in Jilin Ganzhi at a price of $95,691.  We received a certificate of approval issued by the competent local approval authority on May 31, 2006 and a business license issued by the competent local registration authority on June 19, 2006.  Subsequently, on September 26, 2007 and August 31, 2008, we increased Jilin Ganzhi’s registered capital by $50,000 and $20,000, respectively.  Now the registered capital of Jilin Ganzhi is $100,000. We applied with the relevant PRC approval and registration authorities for each of the aforesaid capital increases and have obtained all applicable approvals and registrations for such changes, including a renewed certificate of approval issued by the local approval authority and a renewed business license issued by the local registration authority certifying Jilin Ganzhi as a WFOE lawfully owned by us. Jilin Ganzhi is operated to process ginseng and produce canned ginseng juice. Jilin Ganzhi started production of canned ginseng juice in the three months ended December 31, 2010.

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) – Grew grapes and produced wine through a winery producer until June 30, 2013, when Tonghua Linyuan became a shell company and ceased operations.

●
On January 15, 2008, we acquired 100% equity interest in Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000.  The price was determined by arm’s-length negotiations based upon the appraised net asset value of Tonghua Linyuan at the time of acquisition which was approximately $1,332,248. Tonghua Linyuan was operated to plant grapes and produce wine.  As of June 2013, the planned production of wine and grape juice had not commenced due to the poor quality of the harvests from Tonghua Linyuan in recent years, which were not suitable for the production of wine or grape juice; therefore, the Company decided to abandon the growing and harvesting of grapes.  On June 30, 2013, Tonghua Linyuan entered into a sale agreement with Mr. Wenkai Wang to transfer all assets and debts of Tonghua Linyuan to Mr. Wenkai Wang for $0 (zero) consideration, including the ownership of machinery and equipment, the right to the use of the plant and the debt of $2 million of Tonghua Linyuan, effective immediately. Mr. Wang has been engaged in wine sale business in Tonghua City for many years and does not have any material relationship with the Company, or any of its affiliates, or any director or officer of the Company, or any associate of any such director or officer, other than in respect of the sale of Tonghua Linyuan. Pursuant to the sale of all assets and debts, Tonghua Linyuan became a shell with no operations. We believe that it is in the best interest of the Company to dispose of the assets and debts of Tonghua Linyuan. Going forward, the Company will purchase grapes in the open market to produce wine and grape juice. Contracts entered into by Tonghua Linyuan with a winery producer for production of wine remain valid and will be fulfilled by Jilin Huamei.

Jilin Huamei Beverage Co. Ltd. (“Jilin Huamei”) - Markets our canned ginseng juice and wine.

●
We incorporated Jilin Huamei as a WFOE on October 17, 2005. We received a certificate of approval issued by the competent local approval authority on October 17, 2005 and a business license issued by the competent local registration authority on October 19, 2005 certifying Jilin Huamei as a WFOE lawfully owned by us. The registered capital of Jilin Huamei is $200,000.  Jilin Huamei operates as a sales department for our canned ginseng juice and wine, which are produced by our other subsidiaries. We plan to recruit one general distributor for our canned ginseng juice and one general distributor for our wine in each big city in China through Jilin Huamei. We commenced sales of our ginseng beverage in October 2010 and Jilin Huamei started generating revenue in November 2010. As of the date of this filing, Jilin Huamei has five (5) general distributors for our ginseng beverage and one (1) general distributor for our wine. Jilin Huamei established one (1) sale branch office in Jiangsu Province from the period of June 2011 to May 2013. The Company decided to cease operating this branch because we did not have many sales from this branch and we did not have enough cash to support its operations. As of September 30, 2013, Jilin Huamei also conducts the purchase of grapes from the open market for the production of our own wine.

Hong Kong Huaxia International Industrial Co., Ltd. (“Hong Kong Huaxia”) – Sells health products and specialized local goods

●
Hong Kong Huaxia was incorporated by us on March 18, 2012, as a wholly-owned subsidiary to sell health products and specialized local goods. The registered capital of Hong Kong Huaxia is HKD 880,000,000 (approximately $113,443,000), which has not been funded by the Company. Hong Kong Huaxia began operations in April 2012.

Our Products

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

Also through Yanbian Huaxing, we obtained 20-year leases to 3,705 acres of land approved by the local government for ginseng growing on June 12, 2005, and we have developed 3% of the land resources.

Since August 2010, we have gradually shifted our business focus from direct sales of ginseng and ginseng byproducts to the production and sale of canned ginseng juice and wine. We have started reserving most of the ginseng produced by Yanbian Huaxing for use in the planned production of canned ginseng juice and grape juice produced by Tonghua Linyuan for use in the production of wine. Meanwhile, as there is a higher standard for ginseng used in canned ginseng juice, we are able to sell some of the ginseng produced by Yanbian Huaxing, which is not qualified for use in canned ginseng juice to the market through Yanbian Huaxing. Although we have shifted our business focus to the production and sale of ginseng juice and wine, we still receive orders for ginseng and its byproducts because of our reputation in the industry for selling high-quality ginseng. We intend to maintain this part of our business even though it is no longer our business focus. In addition, if we receive large orders for ginseng and/or ginseng byproducts, we will directly purchase ginseng and/or ginseng byproducts from the market if we can get a lower price of the products. This part of sale of ginseng is generated on an order-to-order basis and conditioned on whether we can get a lower price for such demanded products in the market.

Through Jilin Ganzhi, we produce two types of canned ginseng juice:

•	Ganzhi Asian Ginseng Beverage

•	Ganzhi American Ginseng Beverage

In addition to canned ginseng juice, we also shifted our business to focus on wine production. Prior to the sale of the assets and debts of Tonghua Linyuan, we grew and crushed the grapes from our vineyards and had the juice reserved. In the future, we will purchase grapes in the open market to produce wine and grape juice. We contracted with Jinyuanshan Winery for the final production and bottling of the wine and commenced wine production through Jinyuanshan Winery in March 2011 and sales in April 2011. All of our wines are sold through Jinlin Huamei and Hong Kong Huaxia.

We produce and sell three types of wine:

•	Bingqing Ice Wine

•	Pearl in the Snow (Red Wine)

•	Linyuan Hong Wine (Red Wine)

New Focus of Our Business

Canned Ginseng Juice

To produce canned ginseng juice, we take ginseng juice extracted from fresh ginseng as the main material and add natural extracts like xylitol, citric acid and steviosides as subsidiary ingredients. We have farming technicians periodically inspect farmers to ensure they follow our growing guidelines to control the quality of the fresh ginseng, and when we need to purchase fresh ginseng from the market for production of ginseng juice, we limit our choice to the highest quality of fresh ginseng. We use low residue pesticide and biodegradable fertilizer for ginseng planting. We use xylitol instead of sugar to lower calories, which also does not cause products to have a sour taste.

Currently, there are about 10 kinds of ginseng drinks on the market; all of them are imported from Korea.  Based on our market research, the price range for those products is RMB 4  to RMB 30 per can (about  $0.60-$4.51).

The most important component of ginseng is ginsenoside. Based upon reading our competitors’ product labels, all of their ginseng drinks are blended after extracting ginsenosides through chemical methods. The chemical extraction of ginsenosides will cause damage to its nutritional components. Our technology is different from the traditional method used by our competitors.  We squeeze-out the natural juice from fresh ginseng so as to preserve freshness and nutrition in the final product.

Squeezing is not commonly used in canned ginseng juice because it requires fresh ginseng, the preservation of which is very difficult. Fresh ginseng rots very fast. The harvest time concentrates in September and October, which is a fairly short period. After that, one can only buy dried ginseng from the market such as sun-dried ginseng from which we cannot squeeze juice. However, our drink formula uses refrigerated ginseng as a raw material to produce canned ginseng juice, which enables us to maintain its freshness and nutrition in our final products. The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance.

This is the reason we store our fresh ginseng in refrigerated warehouse space. We are currently renting a refrigerated warehouse (-20 degrees Celsius) to store all fresh ginseng inventory necessary for production of the ginseng beverages.   Monthly rent for refrigerated warehouse is RMB 4,500 (about  $676.86). We commenced production in August 2010 and sales in October 2010, which was reflected in our financial statement for the three months ending December 31, 2010. We initiated our sales of canned ginseng juice in China, and we plan to expand our business to overseas markets in 2014 or 2015. Our Ganzhi Ginseng Beverage costs approximately $2.21 per 1600 ml bottle, and our American Ginseng Beverage costs approximately $2.66 per 1600 ml bottle. However, as we are in the initial stage of the ginseng beverage business, we cannot assure the demands for our ginseng beverage will be profitable in the short term and there is no guarantee that we will be able to generate the revenue from ginseng beverage business.

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

Wine

Our grapes grow on 750 acres of land leased from a group of individual farmers, paying approximately $37.50 per acre a year for 15 years.  This lease expires on December 31, 2013.   However, recent harvests from our vineyard showed poor quality indicating the vineyard is no longer suitable for the production of wine. We decided to abandon the growing and harvesting of grapes and not to renew the lease of the land when it expires. We will now purchase grapes in the open market to produce wine.

We started production of wine in March 2011 and sales in April 2011. Through Tonghua Linyuan, we have a written production agreement with Tonghua Jinyuanshan Winery (“Jinyuanshan Winery”) to produce Pearl in Snow Wine and Bingqing Ice Wine for us from May 20, 2012 to May 19, 2017. Pursuant to the sale of all assets and liabilities of Tonghua Linyuan on June 30, 2013, the contract with Jinyuanshan Winery was fulfilled by our subsidiary, Jilin Huamei. Under the terms of the agreement, we provide Jinyuanshan Winery with grape juice, bottling supplies and packaging supplies, and Jinyuanshan Winery produces and bottles the wine with a charge of approximately $0.16-0.24 per bottle (approximately $0.16 a bottle for processing red wine and approximately $0.24 per bottle for processing ice wine). We have another written production agreement with Jinyuanshan Winery through Tonghua Linyuan (replaced by Jilin Huamei since June 30, 2013) to produce Linyuan Hong Wine for us at a charge of approximately $0.16 per bottle from May 20, 2012 to May 19, 2017. The agreement contains similar terms as the production written agreement we have with Jinyuanshan Winery for producing Pearl in Snow Wine and Bingqing Ice Wine.

Distribution

We intend to recruit one general distributor for our products of ginseng beverage and wine in every city in China through Jilin Huamei.  The city level distributor can recruit the second level distributors.  In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sale branch offices to facilitate the local sales. Our direct sales will target customers of high-end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists attractions, airport and high-speed trains, etc.

We started negotiating distribution and sales agreements with potential general distributors. We are using the same distribution agreement for our general distributors although specific terms might differ based upon negotiations we have with each distributor. In specific regard to our ginseng juice business, we have signed five (5) distributors through Jilin Huamei as of the date of this filing. As for the distribution of our wine, we have signed one (1) distributor through Jilin Huamei as of the date of this filing.

In addition, as a part of our adjustment to our marketing strategy for our ginseng juice and wine, we established Hong Kong Huaxia in March 2012. Hong Kong Huaxia recruits distributors to sell wine and ginseng juice outside of China in Asia Markets and to build and maintain an online shopping platform through which to take orders directly from end user customers.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the saleability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory

Our inventory consists of fresh and dried ginseng as well as formerly crushed grapes, and is stated at the lower of cost or market value.  Cost is determined using the First-In, First-Out (FIFO) Method.

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

On September 30, 2013 and 2012, there were no shipments of ginseng at customer locations awaiting inspection and approval that would be subject to invoicing.

Revenue Recognition

The Company processes ginseng and stores the stock for ginseng juice production.  Any grown ginseng that is not suitable for the beverage production is sold.  The Company also purchases ginseng from farmers for its resale business. Ginseng is planted in the Spring (March) and Fall (September) of each year and is generally harvested in September. It usually takes 6 years for a ginseng root to mature although senior maturity can be as long as 8 years.

Harvested ginseng can be sold in two ways: (1) fresh ginseng, which can be sold immediately and stored in refrigerators for up to 3 years, and (2) dried ginseng, which is processed and dried via sunlight and steam machines. Drying is a two-month process.  Dried ginseng can be stored up to 5 years. The Company has focused on selling dried ginseng as it is more profitable than selling fresh ginseng. The Company has also been storing fresh ginseng for future juice manufacturing.

When the Company sells ginseng, it receives orders prior to harvest.  For major customers, approximately 20% to 30% is paid upon delivery as payment in advance.  The balance is billed after the customer’s inspection process is completed, which can take up to 60 days.  Until the customer finalizes its inspection and deems the shipment acceptable, the shipment is still the property of the Company.  Upon customer completion of inspection and approval, the sale is then recognized and the balance of the invoice price is wired to the Company. For smaller sales, customers pick up the ginseng from the Company, pay in cash at time of pick up and receive an invoice with the appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon shipment/payment.

The Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship the product to the distributor and title will pass to the distributor.  In relation to distribution agreements for ginseng beverages, it is the Company’s policy, commencing upon the execution of the distribution agreements, to allow the distributors to return all unsold products at the end of six (6) months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  The Company is establishing history as to the quantity of the ginseng, which has been returned in order to determine if a reserve for returns and allowances is necessary.  To date, returns have been minimal. For each reporting period, the Company ascertains from each distributor its’ current on hand quantity and assesses the situation in order to establish a return allowance, if necessary.  As of September 30, 2013 and June 30, 2013, all distribution sales had been sold to third parties.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists principally of trade receivables. When ginseng is shipped to a customer, the customer pays 20%-30% of the invoice and is entitled to an inspection process, which could take up to 60 days. Upon completion of the inspection and approval process, the customer notifies the company, and a sale is recorded. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  Account balances are written off against the allowance if management determines the receivable is uncollectible. The Company’s standard terms stipulate payment in 60 days and consider a receivable to be uncollectible after one year. The allowance for doubtful accounts was $1,507,992 and $664,976 at June 30, 2013 and June 30, 2012, respectively.

Vineyard Development Costs

In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests indicating that the vineyard land was no longer suitable for the production of wine or grape juice. Accordingly, the Company has abandoned the vineyard and recorded a charge to operations of $872,568, which is included under discontinued operations in the financial statements for the quarter ended June 30, 2012. The Company has also decided not to renew its leases with the Chinese Government when it expires in December 2013.  Going forward, the Company will purchase grapes in the open market to produce wine and grape juice.

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $255,882 and $1,393,202 for the three months ended September 30, 2013 and 2012, respectively, and an accumulated deficit of $9,663,295 as of September 30, 2013 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact.

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

Results of Operations

The following tables present certain consolidated financial statements of information about our operations. Financial information is presented for the three months ended September 30, 2013 and 2012, respectively.

	For the Three Months Ended September 30
			Change
	2013	2012	Amount	%
Revenue	$62,393	$503,772	$-441,379	-88%

Cost of Goods Sold	6,654	500,439	-493,785	-99%

Gross Profit	55,739	3,333	52,406	1572%
Selling, General and Administrative Expenses	260,335	333,508	-73,173	-22%
Impairment of Ginseng Corps	-	918,392	-918,392	-100%

Depreciation & Amortization	30,476	28,828	1,648	6%

Bad Debt Expense	(39,210)	-	(39,210)	-

Interest Expense	60,020	82,661	-22,641	-27%
Provision for Income Taxes	-	-	-	-
Loss from discontinued operations	-	33,146	-33,146	-100%

Net Income (Loss)	255,882	1,393,202	-1,137,320	-82%

Revenue

	September 30,	September 30,		2013-2012
	2013	2012	Dollar	%
	Revenue	Revenue	Variance	Change
Ginseng (Purchases)	-	$502,451	-502,451	-100%
Ginseng Beverage	-	$1,321	-1,321	-100%
Aoweisi cosmetic products (1)	$46,178	-	$46,178	100%
Ruiersui capsules (1)	$16,214	-	$16,214	100%

Total	$62,392	$503,772	-441,380	-88%

(1) Aoweisi cosmetic products and Ruiersui capsules are local products in Hong Kong, which were sold through Hong Kong Huaxia based on consumers’ orders. One of the main businesses of Hong Kong Huaxia, a wholly-own subsidiary of the Company, is to sell health and specialized local products; therefore the products sold by Hong Kong Huaxia may vary from time to time depending on market demand.

Our total revenue decreased from $503,772 for the three months ended September 30, 2012 to $62,393 for the three months ended September 30, 2013, a decrease of $441,380 or 88%. The decrease in revenues was primarily due to:

1.
Purchasing and Reselling Ginseng:  Our revenues from the resale of purchased ginseng based on orders we received from customer decreased from $502,451 for the three months ended September 30, 2012, to $0 for the three months ended September 30, 2013. The Company had no sales in our business of reselling ginseng because of the typhoon damage in August; the Company anticipates that the market price of ginseng will increase in the near future, although there can be no guarantee.  We will resume reselling our ginseng when the prices increase.

2.
Ginseng Beverage Sales:  Compared to the amount of $1,321 in sales in the three months ended September 30, 2012, we had no revenue from our ginseng beverage sales for the three months ended September 30, 2013. This was due to our very limited cash position in the fiscal year 2013, which prevented us from promoting our ginseng beverage. In order to improve the sale of ginseng beverages, we plan to: 1) adjust our marketing strategy of ginseng beverages by applying a new reduced size ginseng beverage in the fiscal year 2014; 2) enhance the Hong Kong Huaxia sales force through training classes or hiring more experienced sales persons; 3) adjust our online shopping platform to make it  more accessible and convenient for customers; and 4) raise capital from third parties to fund the above-mentioned strategies.

We believe that we will be able to improve the sale of ginseng beverages through the foregoing changes and expect that sales of our ginseng beverage will rise to 70% of our revenue in the next five years. However, there is no assurance that our sales of the ginseng beverage will meet our expectation as the market conditions may change.

Meanwhile, the management team plans to look for appropriate business candidates for merger or acquisition in order to increase overall revenues of the Company through a diversification of products.

Cost of Goods Sold

	September 30, 2013	% of Total Cost of Goods Sold	September 30, 2012	% of Total Cost of Goods Sold	Dollar Variance	% Change
Ginseng Purchased for Resale	-----		$499,456	99.80%
inseng Beverage	-----		983	0.20%
Ruiersui capsules	5,195	78%	-		5,195
Aoweisi cosmetic products	1,459	22%	-		1,459
Total	$6,654	100%	$500,439	100%	-493,785	99%

Our total cost of goods sold decreased from $500,439 for the three months ended September 30, 2012 to $6,654 for the three months ended September 30, 2013, which is a decrease of $493,785 or 99%. The primary reason for the decrease was that we incurred no cost of goods sold in purchasing ginseng for resale and ginseng beverage in the three months ended September 30, 2013, because we had no sales of ginseng and ginseng juice during the period.

Our cost of goods sold is comprised of purchased Aoweisi cosmetic products and Ruiersui capsules for resale, which is $1,459 and $5,195, respectively, for the three months ended September 30, 2013.

Gross Profit

Gross profit was approximately $55,739 for the three months ended September 30, 2013 compared to $3,333 for the three months ended September 30, 2012, an increase of $52,406 or 1574%. The increase was primarily due to a decrease in the cost of goods.

Selling, General and Administrative Expenses

Sales costs, general expenses and administrative expenses decreased from $333,508 for the three months ended September 30, 2012 to $260,335 for the three months ended September 30, 2013, a decrease of $73,173 or 22%.  The decrease was mainly due to the decrease in our operation expenses for Jilin Huamei and Yanbian Huaxin.

Interest Expense

Our interest expense decreased by $22,641 from $82,661 for the three months ended September 30, 2012 to $60,020 for the three months ended September 30, 2013, representing a 27% decrease.  The change in imputed interest for related party loans and the interest paid to bank loans for the Jilin Ganzhi building are the primary reasons for the decrease in interest expense.

 Income Tax Expense

We do not have any income tax expenses in the three months ended September 30, 2013, due to the operation loss of Yanbian Huaxin.

Net Loss

The net loss for the three months ended September 30, 2013 was $255,882, an increase of $ 1,137,320 or 82% compared to a net loss of $1,393,202 for the three months ended September 30, 2012. The primary reason for the increase in a net loss during the period ended September 30, 2013 was a significant decrease in sales.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into the U.S. Dollar at the rate on September 30, 2013, or at any other rate.

The value of the RMB against the U.S. Dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly denominated in RMB whereas our reporting currency is denominated in the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Adjustments resulting from the currency translations amounted to $22,227 and $43,408 for the three months ended September 30, 2013 and 2012, respectively.  We also have a comprehensive loss of $233,655 and $1,436,610 for the three months ended September 30, 2013 and 2012, respectively.  The amount of assets and liabilities with the exception of equity for the three months ended September 30, 2013, were translated at 6.148  RMB to 1.00 USD as compared to 6.3410 RMB to 1.00 USD for the three months ended September 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements for the three months ended September 30, 2013 and 2012 were 6.1674 RMB and 6.3344 RMB, respectively.

Discussion of Cash Flow

Cash flow results for the three months ended September 30, 2013, and the three months ended September 30, 2012, are summarized as follows:

	September 30, 2013	September 30, 2012
Net cash provided by (used in) operating activities	$97,380	$(51,057)
Net cash (used in) investing activities	0	(272)
Net cash provided by (used in) financial activities	(55,189)	119,892

Operating Activities

Cash flow provided by operating activities is $97,380 for the three months ended September 30, 2013, compared to the comparative period in 2012. This change was mainly the result of a decrease in net losses of $255,882 in addition to an increase in due from related parties of $36,333 and an increase in accounts receivable of $57,458, which were offset by an increase in accounts payable of $460,061.

The increase in due from related parties was because of advanced expenses for our ginseng and beverage businesses, which were incurred in the three months ended September 30, 2013.  The increase in accounts payable was due to ginseng purchases during the three months ended September 30, 2013. The increase in our accounts receivable represents the uncollected amounts from our increased credit sales during the three months ended September 30, 2013.

Investing Activities

We had no cash flow provided by (used in) investing activities for the three months ended September 30, 2013.

Cash flow used in investing activities amounted to $272 for the three months ended September 30, 2012, which consisted of a purchase of office equipment of $272.  In July, 2012, the Company purchased a cell phone for the sales department.

 Financing activities

Cash flow used for the purpose of financing activities in the three months ended September 30, 2013, was $55,189, which primarily consisted of repayments of loans payable to related parties of $55,189.

Cash flows provided by financing activities in the three months ended September 30, 2012, was $119,892, primarily proceeds from loans payable to related parties of $119,892.

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

As of September 30, 2013, there was no change in our loan payments compared with September 30, 2012 since the loans remained constant. As of September 30, 2013, we had an outstanding loan of RMB 2,000,000 (approximately $325,309) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of RMB 2,000,000 (approximately USD $325,309 with an annual interest of 6.325%

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by the assets of Tonghua Linyuan including 14 carbon-steel storage cans, 16 high-speed steel storage cans, and 150 tons of grape juice.

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: no principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. On June 30, 2013, the Company disposed all of the assets and liabilities of Tonghua Linyuan to a third party and plans to dissolve Tonghua Linyuan which has become a shell with no operation.  The Company has retained $508,347 in contingent liability of Tonghua Linyuan for the three months ended September 30, 2013.

On August 30, 2012, we refinanced the 8 million RMB bank loan, which we obtained from Meihekou City Rural Credit Union on November 8, 2010, by obtaining a new loan of 8 million RMB (approximately $1,264,842) from the same lender.  The principal terms of the new 8 million RMB bank loan agreement are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);
●
Meihekou Credit Union granted a loan of RMB 8 million (approximately $ 1,264,842) to Jilin Ganzhi to be used in calling in and refunding; the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●
The loan carries a benchmark interest rate, which is the rate announced by the People’s Bank of China as an interest rate of the same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate, which is payable on the 21st day of each month. We paid interest of RMB 94,127 (approximately $14,838) on August 21, 2012. From September 2012 to June 30, 2013, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash.

●
Repay the principal by installments according to the following repayment plan: principal payment of RMB1M (approximately USD $159,096) on September 20, 2012, RMB 1 million (approximately $159,096) on August 29, 2013, RMB 1 million (approximately $159,096) on December 20, 2013 and RMB 5 million (approximately USD $795,481) on August 29, 2014.  The payment due in September 2012 was not made by the Company and the note is thus in default.

As of September 30, 2013, there was no change in our loan payments compared to September 30, 2012, since the loans remained constant.  Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have an impact on our liquidity and capital resources before we start to repay the lender.

As of September 30, 2013 and 2012, we had notes payable of approximately $1,227,422  and $1,786,939 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders.  The individuals loaned us interest free and unsecured funds, which have no specific repayment date.  The funds received are evidenced by receipt of cash acknowledgments.

As of September 30, 2013, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

As of the end of our last fiscal year ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management conducted a similar evaluation as of the period covered by this Report and management again concluded that our disclosure controls and procedures were similarly ineffective as of September 30, 2013.

(b)	Changes in internal control over financial reporting

Other than those disclosed in the Annual Report on Form 10K for the year ending June 30, 2013 that we continue to implement, there have not been any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

China Ginseng Holdings, Inc.,

Title	Name	Date	Signature
Principal Executive Officer	Changzhen Liu	November 15, 2013	/s/ Changzhen Liu