Form 10-Q
period 2013-12-31
China Ginseng Holdings Inc
filed 2014-02-14
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 14, 2014 there were 44,397,297shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$142,969	$19,454
Accounts receivable, net	3,276,790	2,448,466
Inventory	263,025	263,661
Due from related parties	31,066	37,355
Prepaid expenses	396,899	347,546
Total Current Assets	4,110,749	3,116,482

PROPERTY AND EQUIPMENT, net	7,612,802	1,530,390

OTHER ASSETS
Ginseng crops, non-current portion	-	681,967
Intangible assets-patents, net	211	4,780
Investments	25,095	24,762
Deferred income tax asset	8,969	8,850
Total Assets	$11,757,826	$5,367,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Note payable – building purchase	$1,312,142	$485,540
Note payable	6,119,238	52,600
Notes payable – related parties	1,228,768	1,279,982
Accounts payable	2,626,871	1,687,529
Accrued expenses	532,713	286,925
Taxes payable	162,122	149,988
Payments received in advance	401,858	397,678
Total Current Liabilities	12,383,712	4,340,242
OTHER LIABILITIES
Note payable – building purchase, net of current portion	-	809,231
Liabilities of discontinued operations	515,167	508,347
Payable to farmers	881,977	870,300
Total Liabilities	13,780,856	6,528,120

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at December 31 and June 30, 2013, respectively	44,398	44,398
Additional paid-in capital	7,540,852	7,498,051
Accumulated deficit	(10,275,344)	(9,407,413)
Accumulated other comprehensive income	667,064	704,075
Total Stockholders’ Deficit	(2,023,030)	(1,160,889)
Total Liabilities and Stockholders’ Deficit	$11,757,826	$5,367,231

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

REVENUES	$2,484,432	$1,688,947	$2,546,825	$2,192,719

COSTS AND EXPENSES
Cost of goods sold	2,070,925	1,439,961	2,077,579	1,940,400
Selling, general and administrative expenses	581,182	368,864	841,517	699,924
Impairment of ginseng crops	-	-	-	920,840
Bad debt expense	(16,138)	-	(55,348)	-
Depreciation and amortization	128,299	29,898	158,775	58,726
Total Costs and Expenses	2,764,268	1,838,723	3,022,523	3,619,890

LOSS FROM OPERATIONS	(279,836)	(149,776)	(475,698)	(1,427,171)

NON OPERATING EXPENSE
Interest expense	332,213	77,035	392,233	159,696
Net Other Expense	332,213	77,035	392,233	159,696

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(612,049)	(226,811)	(867,931)	(1,586,867)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(612,049)	(226,811)	(867,931)	(1,586,867)

LOSS FROM DISCONTINUED OPERATIONS	-	(30,049)	-	(63,195)

NET LOSS	(612,049)	(256,860)	(867,931)	(1,650,062)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	(59,238)	16,133	(37,011)	(27,275)

COMPREHENSIVE LOSS	$(671,287)	$(240,727)	$(904,942)	$(1,677,337)

NET LOSS PER COMMON SHARE (Basic and diluted)
Loss from continuing operations per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Loss from discontinued operations per share	-	-	-	-
Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic	44,397,297	44,397,297	44,397,297	44,397,297
Diluted	44,397,297	44,397,297	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(867,931)	$(1,650,062)
Loss from discontinued operations		63,195
Adjustments to reconcile net loss to net cash from operating activities:
Impairment of ginseng crops	-	920,840
Depreciation and amortization	158,775	58,725
Imputed interest	42,801	73,770
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(796,201)	(794,212)
(Increase) decrease in inventory	695,290	616,636
(Increase) decrease in prepaid expense	(44,690)	(30,905)
(Increase) decrease in due from related parties	6,364	(74,803)
(Increase) decrease in amounts due from farmers	-	(92,841)
Increase (decrease) in accounts payable	927,731	754,655
Increase (decrease) in taxes payable	10,122	-
Increase in receivables in advance	(1,156)	78,079
Increase (decrease) in accrued expenses	242,785	38,766
Increase (decrease) in amounts due to farmers	-	40,102
Net cash provided by (used in) operating activities- continuing operations	373,890	1,945
Net cash provided by (used in) operating activities- discontinued operations	-	(2,469)
Net cash provided by (used in) operating activities	373,890	(524)

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,164,805)	(272)
Net cash provided by (used in) investing activities	(6,164,805)	(272)

Cash Flows from Financing Activities:
Proceeds from loans	6,065,932	-
Proceeds from loans payable to related parties	-	71,953
Repayment of loans payable to related parties	(58,278)	-
Net cash provided by (used in) financing activities	6,007,654	71,953

Effect of exchange rate on cash	(93,224)	(30,558)

Increase (decrease) in cash	123,515	40,599

Cash at beginning of period	19,454	24,183

Cash at end of period	$142,969	$64,782

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
DECEMBER 31, 2013 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended June 30, 2013.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three months and six months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and six months ended December 31, 2012 to make them comparable to the presentation for the three and six months ended December 31, 2013.

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

On March 31, 2008, the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity is the growing, cultivation and harvesting of a grape vineyard. The Company plans to produce wine and grape juice but to date has not commenced production. In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests, which were not suitable for the production of wine or grape juice.  Instead, the Company began purchasing grapes in the open market to produce wine and grape juice and did not to renew the Leases with the Chinese Government when the leases expired on December 31, 2013, since it no longer needed them for its business. On June 30, 2013, the Company sold the assets and liabilities of Tonghua Linyuan to a third party.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN (CONTINUED)

Nature of Business (Continued)

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

On September 27, 2013, the Company established a new wholly owned subsidiary of Hong Kong Huaxia, Jilin Huaxia Ginseng Co., Ltd  (“Jilin Huaxia”) in order to open online store through Taobao Marketplace, the biggest online Business to Consumer and Consumer to Consumer platform in Asia, a subsidiary company of Alibaba Group, and to acquire machinery and equipment in China.  Hong Kong Huaxia registered capital of $6,000,000 in Jilin Huaxia.

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited, Tonghua Linyuan Grape Planting Co. Limited and Hong Kong Huaxia International Industrial, Co. Limited (which included Jilin HuaxiaGinseng Co., Ltd). All intercompany transactions have been eliminated in consolidation.

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $867,931and $1,650,062 for the six months ended December 31, 2013 and 2012, respectively, and an accumulated deficit of $10,275,344 as of December 31, 2013 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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
DECEMBER 31, 2013(UNAUDITED)

NOTE B - PROPERTY AND EQUIPMENT

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

Property and equipment is comprised of the following at:

	December 31,	June 30,
	2013	2013
Buildings and improvements	$1,476,160	$1,456,618
Machinery and equipment	6,610,616	387,826
Motor vehicles	30,584	30,179
Office equipment	25,248	25,021
	8,142,608	1,899,644
Less accumulated depreciation	(529,806)	(369,254)
	$7,612,802	$1,530,390

Substantially all of the property and equipment is located in China.

Total Depreciation was $154,357 and $56,242 for the six months ended December 31, 2013 and 2012, respectively. Depreciation is recorded in the financial statements as follows:

	Six Months Ended
	December 31,
	2013	2012
Depreciation Expense	$153,962	$54,253
Capitalized Ginseng Crops	395	1,989
	$154,357	$56,242

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations.  Capitalized Ginseng Crops is included in the consolidated Balance Sheet in this report.

NOTE C –INVENTORY

Inventory is comprised of the following at:

	December 31,	June 30,
	2013	2013
Raw materials	$211,806	$213,209
Finished goods	46,808	46,100
Operating supplies	4,411	4,352
	$263,025	$263,661

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

NOTE C –INVENTORY (Continued)

In March 2013, the Company determined that the grape juice inventory held at Tonghua Linyuan is no longer saleable. As such, the Company wrote off inventory with a value of RMB 8,855,286 ($1,410,149) at June 30, 2013.

At December 31, 2013 and June 30, 2013, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

NOTE D – INVESTMENTS

In December 2010, the Company invested $25,095 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method.

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company is required to invest a total of $82,009 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012. In September 2011, the Company invested $16,402 (RMB 100,000) in Jilin Jiliang.  During the year ended June 30, 2013, Jilin Jiliang returned the $16,402 (RMB 100,000) investment to the Company.

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

The Company had planted approximately 287,984 square meters of land. The Company plans to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year. In the succeeding five years, the Company plans to harvest approximately 60,945 square meters of Ginseng. The harvest plan by year is as follows: 2014-58,281 and 2017-2,664.

In August of 2012, a typhoon struck the Mudanjian Ginseng farm destroying approximately 111,839 square meters of planted ginseng, which had an approximate value of RMB 6,754,675 ($ 1,075,640).

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

NOTE E – GINSENG CROPS (CONTINUED)

An analysis of ginseng crop costs for each of the applicable periods is as follows:

	December 31, 2013	June 30, 2013
Beginning Crop Costs	$681,967	$2,495,543
Currency Conversion Adjustment to Beginning Balance	-	-
Capitalized Costs During Year:
Wages	-	381,803
Fertilizer	-	1,457
Ginseng shelf	-	59,701
Field clearing and cultivation	-	81,400
Farmer lease fee net of management fee	-	301,473
Labor	12,095	-
Irrigation	-	-
Depreciation	395	2,589
Other	3,108	4,385
Total Capitalized Costs	15,598	832,808
Less:
Cost of crops harvested	(697,565)	(1,570,744)
Impairment adjustment	-	(1,075,640)
	(697,565)	(2,646,384)
Ending Crop Costs	-	681,967
Less: Current portion	-	-
Non-Current Portion of Crop Costs	$-	$681,967

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

NOTE F – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest ginseng utilizing the land leased from the government. The farming contracts commenced in January 2008. In connection with these agreements, the Company (1) leases sections of the ginseng farm land to the farmers at approximately $1.50 (RMB 10) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris, (3) pays the farmers a management fee of approximately $0.50 (RMB 4.00) per square meter per year, and (4) the farmers are required to produce 2kg of ginseng for each square meter that they manage. The Company pays the farmers the market price for their ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has recorded a receivable from the farmers for the rental income of the leased ginseng farm land of $0 and $0 at December 31, 2013 and June 30, 2013, respectively. The Company has also recorded a long-term Payable to Farmers for the management fee due to the farmers.  The liability at December 31, 2013 and June 30, 2013 was $881,977 and $870,300, respectively. The receivable and payable balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

NOTE G – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization is as follows:

	December 31,	June 30,
	2013	2013
Cost	$18,428	$18,184
Less accumulated amortization	(18,217)	(13,404)
	$211	$4,780

Amortization expense was $4,813 and $4,473 for the six months ended December 31, 2013 and 2012, respectively.

NOTE H – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of February 4, 2004. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and will be accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment. The loan balance at December 31, 2013 and June 30, 2013 is $328,036 and $323,693, respectively. The loan balance is included in Liabilities of Discontinued Operations on the accompanying Balance Sheet.

NOTE I – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,325,479 (RMB 9,000,000). On June 24, 2011, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 164,018) in September 2012; 1,000,000 RMB (USD 164,018) on August 29, 2013; 1,000,000 RMB (USD 164,018) on December 20, 2013 and 5,000,000 RMB (USD 820,088) on August 29, 2014. The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

NOTE J – NOTE PAYABLE – FIXED ASSET PURCHASE

On October 29, 2013, the Company borrowed $6,065,932 (RMB 36,983,383) in order to fund the acquisition of machinery and equipment by the Company.  The loan term is to February 28, 2014, and the Company is to pay $211,413 (RMB 1,300,000) in interest over the life of the loan.  The Company has recognized $109,172 (RMB 671,311) in interest expense on this loan in the six months ended December 31, 2013. The loan is secured by $6,217,586 (RMB 37,908,000) in machinery and equipment of the Jilin Huaxia.

NOTE K - RELATED PARTY TRANSACTIONS

The Company had been financing its operations with loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds that are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of December 31, 2013 and June 30 2013 funds borrowed to fund the current operations of the Company were $1,228,768 and $1,279,982, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $42,801 and $73,770 which has been recorded in the financial statements for the six months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and June 30, 2013, the Company had receivables from related parties amounting to$31,066 and $37,355, respectively.

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

 Deferred tax assets consist of the following at:

	December 31,	June 30,
	2013	2013
Timing difference related to inventory provisions	$8,969	$8,850
Net operating losses	1,593,754	1,376,771
Valuation allowance	(1,593,754)	(1,376,771)
Deferred tax asset	$8,969	$8,850

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax a law, the Company is not entitled to a deduction for the provision until the inventory is completely discarded.  Accordingly, the liability has been recorded as an offset by a deferred tax asset representing a timing difference.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

NOTE L – PROVISION FOR INCOME TAXES (CONTINUED)

The Company has a net operating loss carry forward as follows:

	December 31,	June 30,
	2013	2013
International (China)	$4,232,776	$3,730,738
United States	2,142,239	1,776,346
	$6,375,015	$5,507,084

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

The components of income before taxes are as follows:

	For the Six Months Ended December 31,
	2013	2012
International (China)	$(502,038)	$(1,392,656)
United States	(365,893)	(194,211)
	$(867,931)	$(1,586,867)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the six months ended December 31, 2012 and 2011, respectively, are as follows:

	2012	2012
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Effective tax rate	-%	-%

NOTE M– CONCENTRATIONS

In the six months ended December 31, 2013, three customers accounted for 91% of revenues.

In the six months ended December 31, 2012, three customers accounted for 53% of revenues.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

NOTE N – DISCONTINUED OPERATIONS

On June 30, 2013, the Company discontinued its grape production operations.  The Company sold the assets and liabilities of Tonghua Linyuan and plans to close Tonghua Linyuan.  The following summarizes the operations of Tonghua Linyuan with the six months ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Revenues	$-	$-
Total costs and expenses	-	(48,755)
Operating loss	-	(48,755)
Other expense	-	(14,440)
Provision for taxes	-	-
Loss from discontinued operations	$-	$(63,195)

The Company has retained $515,167 and $508,347 in contingent liabilities of Tonghua Linyuan at December 31, 2013 and June 30, 2013, respectively.

NOTE O –COMMITMENTS AND CONTINGENCIES

The Company has a three year employment contract with the Chief Executive Officer expiring on January 1, 2017 aggregating $15,108 per year.

The Company has a three year contract with the Chief Financial Officer expiring on January 1, 2017 aggregating $ 5,664 per year.

The Company has a three year employment contract with a staff accountant expiring on March 2, 2015 aggregating $5,316 per year.

The Company has a two year employment agreement with an office employee expiring in December 2014 aggregating $5,110 per year.

The Company has a three contract with the Chief Marketing Officer expiring on February 1, 2017 aggregating $17,564 per year.

The Company has a three year employment contract with two office employees expiring between June 2015 and November 2015 aggregating $6,972 per year.

The Company has a three year employment contract with the General Manager of Hong Kong Huaxia International Industrial Co., Limited expiring on August 18, 2015 aggregating $15,108 per year.

The Company has a one year lease for its corporate offices in China aggregating $109,432 RMB per year (USD $17,000) which expires on December 31, 2014.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

NOTE O – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Rent expense was $17,263 and $50,212 for the six months ended December 31, 2013 and 2012, respectively.

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

Six months ended December 31, 2013:

	Parent Company	Ginseng	Continuing Operations	Wine	Total
Revenues	$-	$2,546,825	$2,546,825	$-	$2,546,825
Net loss	(365,893)	(502,038)	(867,931)	-	(867,931)
Total assets	365,451	11,392,375	11,757,826	-	11,757,826

Other significant items:
Depreciation and amortization	861	157,914	158,775	-	158,775
Interest expense	22,462	369,771	392,233	-	292,233
Expenditures for fixed assets	-	6,164,805	6,164,805	-	6,164,805
Impairment of ginseng crops	-	-	-	-	-

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

NOTE P – OPERATING SEGMENTS (Continued)

Six months ended December 31, 2012:

	Parent Company	Ginseng	Continuing Operations	Wine	Total
Revenues	$-	$2,192,719	$2,192,719	$-	$2,192,719
Net loss	(194,211)	(1,392,656)	(1,586,867)	(63,195)	(1,650,062)
Total assets	147,508	6,006,375	6,153,883	1,417,564	7,571,447

Other significant items:
Depreciation and amortization	1,149	57,577	58,726	46,286	105,012
Interest expense	46,035	113,661	159,696	14,440	174,136
Expenditures for fixed assets	272	-	272	-	272
Impairment of ginseng crops	-	920,840	920,840	-	920,840

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the three months ended December 31, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Since we shifted the focus of our business into the ginseng beverage business and the wine business, we have started to store our raw material and sell only a limited amount of our self-produced ginseng. We also purchase ginseng from outside sources, and then resell it to generate revenue, which sales are based on orders from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to incur losses in 2012 and 2013. Additionally, in June 2012, we decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests, which were not suitable for the production of wine or grape juice.   We did not renew the leases for grape vineyard with the Chinese Government when the leases expired on December 31, 2013. On June 30, 2013, we discontinued our grape production operations and sold the assets and liabilities of Tonghua Linyuan. Going forward, we plan to purchase grapes from market to produce wine if we receive orders from customers. Due to limited capital at this moment, our current main focus is ginseng beverage business. However, we plan to further adjust our business strategy when our financial situation improves.

In addition, as our new business is in the initial stages, we need to spend capital to promote our new products and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. We have recurring operating losses and there is substantial doubt about our ability to continue as a going concern. As of December 31, 2013, the cash balance on hand for the Company was $142,969.

In order to meet the challenge, we raised capital to support our operation through a Regulation S private placement and we are recruiting distributors for ginseng beverage and wine products. In addition, we established Hong Kong Huaxia in Hong Kong as a sales company for health products and specialized local goods in March 2012. Hong Kong Huaxia was set up as a part of our adjusted marketing strategy so that we can explore the Asia market through Hong Kong Huaxia, while Jilin Huamei remains focused on domestic sales in China. The focus of Hong Kong Huaxia is the sale of our ginseng juice and wine in the Asia market. Hong Kong Huaxia is currently recruiting distributors for the Asia market in addition to its online shopping platform for direct sales of our ginseng juice and wine. And as a part of our market promoting, we plan to open online store through Taobao, the biggest online Business-to-Consumer and Consumer-to-Cobnsumer platform in Asia. Because Taobao only accepts business with domestic business address, we established a new wholly owned subsidiary of Hong Kong Huaxia, Jilin HuaxiaGinseng Co., Ltd  (“Jilin Huaxia”), which is located in Jilin, China. In the quarter ended December 31, 2013, Jilin Huaxia borrowed $6,065,932 (RMB 36,983,383) in order to fund the acquisition of machinery and equipment.

Although, we have generated only limited revenues from our ginseng beverage and wine businesses since we shifted the focus of our businesses, we believe there is future potential to do so because (i) the China ginseng market is recovering now; (ii) the demand and the price is in an uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control has not been affected by the government restrictions); (iii)  as of the date of this filing, we have already entered into binding agreements through our subsidiary Jilin Huamei with 5  distributors to distribute our  beverage in different cities and 1 distributor to distribute our ginseng beverage in Singapore, Malaysia, and Thailand; and (iv) we set up Hong Kong Huaxia to promote our products in the Asia Market and initiate online direct sales of our ginseng juice and wine.

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

Our Subsidiaries

Our business in China is currently mainly conducted through our wholly-owned subsidiaries : Yanbian Huaxia, Jilin Ganzhi, Jilin Huamei which are located in North China and Hong Kong Huaxia which is located in Hong Kong . On June 30, 2013, the Company discontinued its grape production operations.  The Company sold the assets and liabilities of Tonghua Linyuan and plans to close Tonghua Linyuan.  Below is the operational status of each of these businesses as of the date of this filing:

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

Hong Kong Huaxia International Industrial Co., Ltd. (“Hong Kong Huaxia”) – Sells health products and specialized local goods

●
Hong Kong Huaxia was incorporated by us on March 18, 2012, as a wholly-owned subsidiary to sell health products and specialized local goods. The registered capital of Hong Kong Huaxia is HKD 880,000,000 (approximately $113,443,000), which has not been funded by the Company. Hong Kong Huaxia began operations in April 2012. On September 27, 2013, the Company established a new wholly owned subsidiary of Hong Kong Huaxia, Jilin Huaxia Ginseng Co., Ltd  (“Jilin Huaxia”).

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

Through Jilin Ganzhi, we produce two types of canned ginseng juice:

●	Ganzhi Asian Ginseng Beverage

●	Ganzhi American Ginseng Beverage

In addition to canned ginseng juice, we also shifted our business to wine production. Prior to the sale of the assets and debts of Tonghua Linyuan, we grew and crushed the grapes from our vineyards and had the juice reserved. In the future, we will purchase grapes in the open market to produce wine and grape juice. We contracted with Jinyuanshan Winery for the final production and bottling of the wine and commenced wine production through Jinyuanshan Winery in March 2011 and sales in April 2011. All of our wines are sold through Jinlin Huamei and Hong Kong Huaxia.

 We produce and sell three types of wine:

●	Bingqing Ice Wine

●	Pearl in the Snow (Red Wine)

●	Linyuan Hong Wine (Red Wine)

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

In addition, as a part of our adjustment to our marketing strategy for our ginseng juice and wine, we established Hong Kong Huaxia in March 2012. Hong Kong Huaxia recruits distributors to sell wine and ginseng juice outside of China in Asia Markets and to build and maintain an online shopping platform through which to take orders directly from end user customers. In addition, we plan to open online shop via Taobao, the biggest online B2C and C2C platform in Asia, a subsidiary of Alibaba. Because Taobao requires business to have a domestic address, we set up Jinlin Huaxia, a subsidiary of Hong Kong Huaxia, which is located in Jinlin, China.

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

At December 31, 2013 and June 30, 2013, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

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

The Company has entered into several distribution agreements to sell ginseng juice and wine.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship the product to the distributor and title will pass to the distributor.  In relation to distribution agreements for ginseng beverages, it is the Company’s policy, commencing upon the execution of the distribution agreements, to allow the distributors to return all unsold products at the end of six (6) months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  The Company is establishing history as to the quantity of the ginseng, which has been returned in order to determine if a reserve for returns and allowances is necessary.  To date, returns have been minimal. For each reporting period, the Company ascertains from each distributor its’ current on hand quantity and assesses the situation in order to establish a return allowance, if necessary.  As of December 31, 2013 and June 30, 2013, all distribution sales had been sold to third parties.

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

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $867,931 and $1,650,062 for the six months ended December 31, 2013 and 2012, respectively, and an accumulated deficit of $10,275,344 as of December 31, 2013 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and six months ended December 31, 2013 and 2012, respectively.

	For the Three Months Ended December 31, 2013
			Change
	2013	2012	Amount	%
Revenues	$2,484,432	$1,688,947	$795,485	47%
Cost of goods sold	2,070,925	1,439,961	630,964	44%
Gross profit	$413,507	$248,986	164,521	66%
Selling, general and administrative Expenses	581,182	368,864	212,318	58%
Bad Debt Expense	(16,138)	-	(16,138)	-
Depreciation and amortization	128,299	29,898	98,401	329%
Interest expense	332,213	77,035	255,178	331%
Loss from discontinued operations	-	30,049	30,049	100%
Net Loss	$(612,049)	(256,860)	(355,189)	138%

	For the Six Months Ended December 31, 2013
			Change
	2013	2012	Amount	%
Revenues	$2,546,825	$2,192,719	$354,106	16%
Cost of goods sold	2,077,579	1,940,400	137,179	7%
Gross profit	$469,246	$252,319	216,927	86%
Selling, general and administrative expenses	841,517	699,924	141,593	20%
Bad Debt Expense	(55,348)	-	(55,348)	-
Impairment of ginseng corps	-	920,840	(920,840)	(100%)
Depreciation and amortization	158,775	58,726	100,049	170%
Interest expense	392,233	159,696	232,537	146%
Loss from discontinued operations	-	63,195	63,195	100%
Net Loss	$(867,931)	$(1,650,062)	$782,131	(47%)

Revenue
	Three Months Ended		2013-2012
	December 31,		Dollar
Products	2013	2012	Variance	% change
Ginseng (Production)	$820,280	1,068,037	$(247,757)	(23%)
Ginseng (Purchase for Resale)	1,658,363	542,197	1,116,166	206%
Ginseng Beverage	-	10,883	(10,883)	(100%)
Ruiersui Capsules	1,561	----	1,561	-
Aoweisi Cosmetic Products	4,228	67,830	(63,602)	(94%)
Total	$2,484,432	1,688,947	$795,485	47%

Net revenues are comprised of sales of self-production ginseng and purchased, Aoweisi cosmetic product and Ruiersui Capsules during the three months ended December 31, 2013. Our total revenue increased from $1,688,947 for the three months ended December 31, 2012 to $2,484,432 for the three months ended December 31, 2013, an increase of $795,485 or 47%. The increase was primarily attributable to the resale of purchased ginseng.

We generated $1,658,363, or 66.75% of sales from our purchased ginseng for the three months ended December 31, 2013, an increase of $1,116,166, or 206%. We generated $820,280, or 33.02% of sales from our self-production ginseng for the three months ended December 31, 2013, a decrease of $247,757, or 23%. The increases were primarily due to increased market price of ginseng and quantity we sold to the market. The market price increased by $50.26/kg, or 106% compared to the same period in 2012 due to nation-wide inflation in the three months ended December 31, 2013. And the quantity of our self-production ginseng increased by 2,188 kg during the three months ended December 31, 2013, compared to the same period in 2012. The increase in quantity we sold was due to the fact that ginseng harvested in calendar year 2013 was damaged by typhoon in August 2012 and not qualified for producing ginseng juice production.

●	5% of the increase was caused by increased quantity of sale

●	95% of the increase was caused by the increase of resale price of purchased ginseng

For the three months ended December 31, 2013, we had generated revenue of $1,561 and  $4,228 from sales of Ruiersui capsules and Aoweisi cosmetic products, respectively. Those two products were sold through Hong Kong Huaxia based on consumers’ special orders. We do not expect this to be a major source of our revenue in the future.

We had no ginseng juice sales for the three month ended December 31, 2013 since we did  not have enough capital to produce ginseng juice.

We had no wine production and sales for the three months ended December 31, 2013 because we did not receive orders from customers during that period.

Cost of Goods Sold

	Three Months ended December 31,
	2013	% of total	2012	% of total	2013-2012 Dollar	%
	Cost Of	cost of	Cost Of	cost of
	Goods	goods	Goods	goods
Products	Sold	sold	Sold	sold	Variance	Change
Ginseng (production)	$700,745	33.84%	970,505	67.40%	$(269,760)	(27.80)%
Ginseng (purchase)	1,369,633	66.13	452,805	31.45	916,218	202.48%
Ginseng Beverage Production	-	-	4,450	0.31	(4,450)	(100%)
Ruiersui Capsules	173	0.01			173	-
Aoweisi Cosmetic Product	374	0.02	12,201	0.84	(11,827)	(96.93)%
Total	$2,070,925	100%	1,439,961	100%	$630,964	43.82%

Our total cost of goods sold increased from $1,439,961 for the three months ended December 31, 2012 to $2,070,925 for the three months ended December 31, 2013, an increase of $630,964 or 43.82%. The primary reasons for the increase were the cost of our purchased ginseng.

The cost of our purchased ginseng for sale increased $916,218, or 202.48% in the three months ended December 31, 2013, compared to the three months ended December 31, 2012. The cost of our own farming ginseng for sale decreased $269,760, or 27.80% in the three months ended December 31, 2013, compared to the three months ended December 31, 2012. The total increase was caused by the increased costs associated with the overall inflation in labor, seeds and other production costs.

Cost of sales as a percentage of revenue increased 2% in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. The increase was primarily due to the increase in cost of goods sold attributable to purchased ginseng from Yanbian, as compared to the same period in 2012.

Gross Profit

Gross profit was approximately $413,507 for the three months ended December 31, 2013, compared to $248,986 for the three months ended December 31, 2012, an increase of $164,521 or 66%. The increase was primarily due to the increased costs associated with the harvest of ginseng in 2013 and the overall inflation in labor, seeds and other costs of production.

Selling, General and Administration Expenses

Selling, general expenses and administrative expenses increased from $368,864 for the three months ended December 31, 2012 to $581,182 for the three months ended December 31, 2013, an increase of $212,318, or 58%.  The increase is mainly due to the increase in our operation expense from Huaxing, such as salary for the workers who cleaned up the purchased ginseng and expense from Hong Kong Huaxia, such as commission fee for financing of approximate $6 million for the purchase of machinery and equipment.

Bad Debt Expense

We had an amount of $(16,138) bad debt expense for the three month ended December 31, 2013. This was primary because we collected certain receivables from Huamei and Ganzhi that were previously written off..

Interest Expense

Our Interest expense increased by $255,178, from $77,035 for the three months ended December 31, 2012 to $332,213 for the three months ended December 31, 2013, an increase of 331%. This increase is mainly due to an increase in the interest on new loan of Hong Kong Huaxia.

Depreciation and amortization

Depreciation and amortization increased by $98,401, from $29,898 for the three months ended December 31, 2012 to $128,299 for the three months ended December 31, 2013, an increase of 329%. This increase is due to the depreciation on the $6,164,805 in new equipment purchased during the three months ended December 31, 2013.

Net Loss

The Net Loss for the three months ended December 31, 2013 was $612,049; a increase of $355,189 or 138%, compared to a net loss of $256,860 for the three months ended December 31, 2012. The increase is primarily due to the increase in operating expenses and administrative expenses, depreciation expenses and interest expense.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on December 31, 2013 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $(59,238) and $16,133 for the three months ended December 31, 2013 and 2012, respectively.  And we have comprehensive loss of $671,287 and $240,727 for the three months ended December 31, 2013 and 2012, respectively.  The assets and liabilities amounts with the exception of equity for the three months ended December 31, 2013 were translated at 6.0969 RMB to 1.00 USD as compared to 6.2855 RMB to 1.00 USD for the three months ended December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended December 31, 2013 and 2012 were 6.1491 RMB and 6.31718 RMB, respectively.

Comparison of results for the six months ended December 31, 2013 and 2012:

Revenue

	Six Months Ended December 31,		2013-2012
Products	2013	2012	Dollar Variance	% change
Ginseng (Production)	$820,280	1,068,037	$(247,757)	(23.20)%
Ginseng (Purchase for Resale)	1,658,363	1,043,831	614,532	58.87%
Ginseng Beverage	-	13,021	(13,021)	(100%)
Ruiersui Capsules	17,775	-	17,775	-
Aowei Si Cosmetic Products	50,407	67,830	(17,423)	(25.69%)
Total	$2,546,825	2,192,719	$354,106	16.15 .%

Our total sales increased from $2,192,719 for the six months ended December 31, 2012 to $2,546,825 for the six months ended December 31, 2013, an increase of $354,106 or 16%. The increase was primarily due to increased sales of purchased ginseng.

We generated $1,658,363, or 65.11% sales from our purchased ginseng for the six months ended December 31, 2013, an increase of $614,532, or 58.87%. We generated $820,280, or 32.21% sales from our self-production ginseng for the six months ended December 31, 2013, a decrease of $247,757, or 23.20%. The total increase was primarily due to increased market price of ginseng and quantity. The market price increased by $50.26/kg, or 106% compared to the same period in 2012 due to nation-wide inflation in the six months ended December 31, 2013. And the quantity of our self-production ginseng increased by 2,188 kg during the six months ended December 31, 2013, compared to the same period in 2012. The increase in quantity we sold was because our self-produced ginseng was damaged by typhoon in August 2012 and we had to harvest it as it was not qualified for producing ginseng juice.

●	5% of the increase was caused by decreased quantity of sale

●	95% of the increase was caused by the increase of resale price of purchased ginseng

For the six months ended December 31, 2013, we generated revenues of approximately $17,775 and $50,407 from Ruiersui capsules and Aoweisi cosmetic products, respectively. Those two products were sold through Hong Kong Huaxia based on consumers’ special orders. We do not expect this to be a major source of our revenue in the future.

We had no ginseng juice sales for the six month ended December 31, 2013 since we do not have enough capital to produce ginseng juice.

We had no wine sales for the six months ended December 31, 2013 since we did not receive any order from customers.

Cost of Goods Sold

	Six Months ended December 31,
Products	2013 Cost of Goods Sold	% of the total cost of goods sold	2012 Cost of Goods Sold	% of the total cost of goods sold	2013-2012 dollar variance	% of Change
Ginseng (Farming)	$700,745	33.73%	970,506	50.02	(269,761)	(27.80)%
Ginseng (Purchase for Resale)	1,369,633	65.92%	952,261	49.07	417,372	43.83%
Ginseng Beverage Production	-	-	5,432	0.28	(5,432)	(100%)
Ruiersui Capslues	5,368	0.26%			5,368	-
Aoweisi Cosmetic Product	1,833	0.09%	12,201	0.63	(10,368)	(84.98%)
Total	$2,077,579	100%	1,940,400	100	$137,179	7.07%

Our total cost of goods sold increased from $1,940,400 for the six months ended December 31, 2012 to $2,077,579 for the six months ended December 31, 2013, an increase of $137,179 or 7.07%. The primary reason for the increase was the cost of our purchased ginseng.

The cost of our purchased ginseng increased $417,372, or 43.83% in the six months ended December 31, 2013, compared to the six months ended December 31, 2012. The cost of our own farming ginseng for sale decreased $269,761, or 27.80% in the six months ended December 31, 2013, compared to the six months ended December 31, 2012. The total increase was caused by the overall inflation in labor, seeds and other production costs.

Cost of sales as a percentage of revenue for the six months ended December 31, 2013 decreased from 88% to 82% as compared to the comparative period in 2012.

Gross Profit

Gross profit was approximately $469,246 for the six months ended December 31, 2013, compared to $252,319 for the six months ended December 31, 2012, an increase of $216,927 or 86%. The increase was primarily due to the fact that the sales increased at a higher rate than the sales in the six months ended December 31, 2012.

Selling, General and Administrative Costs

Selling, general expenses and administrative expenses increased from $699,924 for the six months ended December 31, 2012 to $841,517 for the six months ended December 31, 2013, an increase of $141,593 or 20%.  The increase was mainly due to the increase in our operation expense from Yanbian Huaxing, such as salary for the workers who clearing purchased ginseng and financing expense from Hong Kong Huaxia.

Bad Debt Expense

We had an amount of ($55,348) bad bebt expense for the six month ended December 31, 2013. This was primary because we collected certain receivables from Huamei and Ganzhi that were previously written off.

Interest Expense

Our Interest expense increased by $232,537 or 146%, from $159,696 for the six months ended December 31, 2012 to $392,233 for the six months ended December 31, 2013.  The increase was primarily due to an increase in imputed interest on related party loans due to increased loan balance and interest on new loan from Hong Kong Huaxia.

Depreciation and amortization

Depreciation and amortization increased by $100,049, from $58,726 for the six months ended December 31, 2012 to $158,775 for the six months ended December 31, 2013, an increase of 170%. This increase is due to the depreciation on the $6,164,805 in new equipment purchased during the six months ended December 31, 2013.

Net Loss

We had a net loss of $867,931 for the six months ended December 31, 2013 and a net loss of $1,650,062 for the six months ended December 31, 2012, a decrease of $782,131, or 47%.  The decrease is primarily due to the decrease in cost of sales as a percentage of revenue and impairment of ginseng crops which did not occur in the six month ended December 31, 2013.

Other Comprehensive Income

Translation adjustments resulting from this process amounted to $(37,011) and $(27,275) for the six months ended December 31, 2013 and 2012, respectively. And we have comprehensive loss of $904,942 and $1,677,337 for the six months ended December 31, 2013 and 2012, respectively. The assets and liabilities amounts with the exception of equity for the six months ended December 31, 2013 were translated at 6.0969  RMB to 1.00 USD as compared to at 6.2855 RMB to 1.00 USD for the six months ended December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the six months ended December 31, 2012 and 2012 were 6.1491 RMB, 6.3178RMB, respectively.

Discussion of Cash Flow

Cash flows results for the six months ended December 31, 2013 and the six months ended December 31, 2012 are summarized as follows:

	December 31, 2013	December 31, 2012
Net cash provided by(used in) operating activities	$373,890	$(524)
Net cash provided by(used )in investing activities	$(6,164,805)	$(272)
Net cash provided by financial activities	$6,007,654	$71,953

Operating activities

Cash flows used in operating activities amounted to $373,890 for the six months ended December 31, 2013, compared to the same period of 2012. This change was primarily due to a decrease in net losses of $ 867,931, in addition to an increase in accounts receivable of $796,201. These amounts were offset by a decrease in inventory of $695,290, an increase in accounts payable of $927,731 and an increase in accrued expense of $242,785.

The increase in accounts receivable was primarily due to the temporarily uncollected amount from the sales of ginseng held by Yanbian Huaxin; an increased accounts payable was due to our raw material purchase during the six months ended December 31, 2013; an increase in accrued expense was due to an increase in the expenses for our ginseng businesses incurred in the six months ended December 31, 2013.

The inventory decreased due to decreased amount of stored ginseng and ginseng juice.

Investing activities

Cash flows used in investing activities amounted to $6,164,805 for the six months ended December 31, 2013, which consisted of a purchase of equipments of $6,164,805. During the six months ended December 31, 2013,  Hong Kong Huaxia borrowed a short term loan of $6,065,932 to invest in Jinlin Huaxia so that Jinlin Huaxia can use the fund to purchase  an irrigation system, a temperature control system, two CNC machine tools for our operation use. The loan term is to February 28, 2014 and secured by $6,217,586 in the machinery and equipment purchased by Jinlin Huaxia.

Cash flows used in investing activities amounted to $272 for the six months ended December 31, 2012, which consisted of a purchase of office equipment of $272. In July, 2012, the Company purchased a cell phone for sales department.

Financing activities

Cash flows provided by financing activities for the six months ended December 31, 2013 was $6,007,654, primarily proceeds from a short term loan of $6,065,932, offset by repayment of loans payable to related parties of $58,278.

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

As of December 31, 2013, we had an outstanding loan of RMB 2,000,000 (approximately $328,036) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of RMB 2,000,000 (approximately USD $328,036 with an annual interest of 6.325%

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by the assets of Tonghua Linyuan including 14 carbon-steel storage cans, 16 high-speed steel storage cans, and 150 tons of grape juice.

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: no principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. On June 30, 2013, the Company disposed all of the assets and liabilities of Tonghua Linyuan to a third party and plans to dissolve Tonghua Linyuan which has become a shell with no operation.  The Company has retained $515,167 in contingent liability of Tonghua Linyuan for the six months ended December 31, 2013.

On August 30, 2012, we refinanced the 8 million RMB bank loan, which we obtained from Meihekou City Rural Credit Union on November 8, 2010, by obtaining a new loan of 8 million RMB (approximately $1,312,142) from the same lender.  The principal terms of the new 8 million RMB bank loan agreement are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

●
Meihekou Credit Union granted a loan of RMB 8 million (approximately $ 1,312,142) to Jilin Ganzhi to be used in calling in and refunding; the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●
The loan carries a benchmark interest rate, which is the rate announced by the People’s Bank of China as an interest rate of the same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate, which is payable on the 21st day of each month. We paid interest of RMB 94,127 (approximately $14,838) on August 21, 2012. From September 2012 to December 31, 2013, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash.

●
Repay the principal by installments according to the following repayment plan: principal payment of RMB1M (approximately USD $164,018) on September 20, 2012, RMB 1 million (approximately $164,018) on August 29, 2013, RMB 1 million (approximately $164,018) on December 20, 2013 and RMB 5 million (approximately USD $820,088) on August 29, 2014.  The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have an impact on our liquidity and capital resources before we start to repay the lender.

On October 27, 2013, Hong Kong Huaxia entered into a short term loan agreement with Fei Zhang, the principal terms of which are as follows:

●	Parties: Hong Kong Huaxia and Fei Zhang;

●
Fei Zhang agreed to lend a loan of US $ 6 million to Hong Kong Huaxia to be used to invest in Jinlin Huaxia to purchase assets; the term of the loan is 4 months from October 29, 2013 to February 28, 2014.

●
The loan carries no interest, but Hong Kong Huaxia agreed to pay Fei Zhang an agency fee of RMB 1.3 million (approximately S213,115), payable upon Hong Kong Huaxia’s receipt of full amount of the loan.

●
Hong Kong Huaxia agreed to pay off the full amount of the loan on or prior to February 28, 2014, in the event that Hong Kong Huaxia fails to pay off the loan on time, Fei Zhang is entitled to recover from the assets of Jinlin Huaxia invested by Hong Kong Huaxia.

As of December 31, 2013 and 2012, we had notes payable of approximately $1,228,768 and $1,739,000 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders.  The individuals loaned us interest free and unsecured funds, which have no specific repayment date.  The funds received are evidenced by receipt of cash acknowledgments.

As of December31, 2013, we had an outstanding short borrow of approximately $6 million which was used to purchase machinery and equipments. Other than that, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

10.1	Loan Agreement between and among Hong Kong Huaxia and Fei Zhang, dated October 27, 2013
10.2	Employment Contract between the Company and Changzhen Liu, dated January 2, 2014
10.3	Employment Contract between the Company and Ren Ying, dated January 2, 2014
10.4	Employment Contract between the Company and Xiaohua Cai, dated February 2, 2014
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

Date: February 14, 2014	China Ginseng Holdings, Inc.,

	By:	/s/ Changzhen Liu
Changzhen Liu
Principal Executive Officer

By:	/s/ Ren Ying
Ren Ying
Principal Financial Officer and
Principal Accounting Officer