Form 10-Q/A
period 2013-12-31
China Ginseng Holdings Inc
filed 2014-05-20
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A1

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

As of February 14, 2014 there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

EXPLANATORY NOTE

We, China Ginseng Holdings, Inc. ( the “Company” or “we”, “us”), are filing this amended Form 10-Q for the period ended December 31, 2013 (the “Amended Report”) to revise our originally filed Form 10-Q with the Securities and Exchange Commission on February 14, 2014 ( the “Original Report”).  This Amended Report amends and restates our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended December 31, 2013. The details of the Restatement are discussed below and in Note A to the unaudited condensed consolidated financial statements contained in this Amended Report

In connection with the preparation of our condensed consolidated financial statements as of and for the nine months ended March 31, 2014, we reviewed the depreciation of machinery and equipment acquired during the nine months ended March 31, 2014 and determined that depreciation expense was overstated by $97,609 for the six months ended December 31, 2013. The error impacted property and equipment (net) and total assets in consolidated balance sheet as well as costs and expenses and net loss in the consolidated statements of operations. These errors were considered material to the consolidated financial statements.

Subsequently, on May 16, 2014, our Board of Directors concluded that the unaudited condensed consolidated financial statements for the three and six month periods ended December 31, 2013 contained in our Original Report should no longer be relied upon and approved management’s recommendation that the Company restate its unaudited condensed consolidated financial statements for the three and six month periods ended December 31, 2013. On May 20, 2014 the Company filed an Item 4.02 current report on Form 8-K relating to this matter.

This Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of February 14, 2014. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been reexecuted and re-filed as of the date of this Amended Report and are included as exhibits hereto.

PART I — FINANCIAL INFORMATION

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(Unaudited)
	Restated
ASSETS
CURRENT ASSETS
Cash	$142,969	$19,454
Accounts receivable, net	3,276,790	2,448,466
Inventory	263,025	263,661
Due from related parties	31,066	37,355
Prepaid expenses	396,899	347,546
Total Current Assets	4,110,749	3,116,482

PROPERTY AND EQUIPMENT, net	7,711,247	1,530,390

OTHER ASSETS
Ginseng crops, non-current portion	-	681,967
Intangible assets-patents, net	211	4,780
Investments	25,095	24,762
Deferred income tax asset	8,969	8,850
Total Assets	$11,856,271	$5,367,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Note payable – building purchase	$1,312,142	$485,540
Note payable	6,119,238	52,600
Notes payable – related parties	1,228,768	1,279,982
Accounts payable	2,626,871	1,687,529
Accrued expenses	532,713	286,925
Taxes payable	162,122	149,988
Payments received in advance	401,858	397,678
Total Current Liabilities	12,383,712	4,340,242
OTHER LIABILITIES
Note payable – building purchase, net of current portion	-	809,231
Liabilities of discontinued operations	515,167	508,347
Payable to farmers	881,977	870,300
Total Liabilities	13,780,856	6,528,120

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at December 31 and June 30, 2013, respectively	44,398	44,398
Additional paid-in capital	7,540,852	7,498,051
Accumulated deficit	(10,177,735)	(9,407,413)
Accumulated other comprehensive income	667,900	704,075
Total Stockholders’ Deficit	(1,924,585)	(1,160,889)
Total Liabilities and Stockholders’ Deficit	$11,856,271	$5,367,231

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	Restated		Restated

REVENUES	$2,484,432	$1,688,947	$2,546,825	$2,192,719

COSTS AND EXPENSES
Cost of goods sold	2,070,925	1,439,961	2,077,579	1,940,400
Selling, general and administrative expenses	581,182	368,864	841,517	699,924
Impairment of ginseng crops	-	-	-	920,840
Bad debt expense	(16,138)	-	(55,348)	-
Depreciation and amortization	30,690	29,898	61,166	58,726
Total Costs and Expenses	2,666,659	1,838,723	2,924,914	3,619,890

LOSS FROM OPERATIONS	(182,227)	(149,776)	(378,089)	(1,427,171)

NON OPERATING EXPENSE
Interest expense	332,213	77,035	392,233	159,696
Net Other Expense	332,213	77,035	392,233	159,696

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(514,440)	(226,811)	(770,322)	(1,586,867)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(514,440)	(226,811)	(770,322)	(1,586,867)

LOSS FROM DISCONTINUED OPERATIONS	-	(30,049)	-	(63,195)

NET LOSS	(514,440)	(256,860)	(770,322)	(1,650,062)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	(58,402)	16,133	(36,175)	(27,275)

COMPREHENSIVE LOSS	$(572,842)	$(240,727)	$(806,497)	$(1,677,337)

NET LOSS PER COMMON SHARE (Basic and diluted)
Loss from continuing operations per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Loss from discontinued operations per share	-	-	-	-
Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic	44,397,297	44,397,297	44,397,297	44,397,297
Diluted	44,397,297	44,397,297	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	December 31,
	2013	2012
	Restated
Cash Flows from Operating Activities:
Net loss	$(770,322)	$(1,650,062)
Loss from discontinued operations	-	63,195
Adjustments to reconcile net loss to net cash from operating activities:
Impairment of ginseng crops	-	920,840
Depreciation and amortization	61,166	58,725
Imputed interest	42,801	73,770
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(796,201)	(794,212)
(Increase) decrease in inventory	695,290	616,636
(Increase) decrease in prepaid expense	(44,690)	(30,905)
(Increase) decrease in due from related parties	6,364	(74,803)
(Increase) decrease in amounts due from farmers	-	(92,841)
Increase (decrease) in accounts payable	927,731	754,655
Increase (decrease) in taxes payable	10,122	-
Increase (decrease) in receivables in advance	(1,156)	78,079
Increase (decrease) in accrued expenses	242,785	38,766
Increase (decrease) in amounts due to farmers	-	40,102
Net cash provided by (used in) operating activities- continuing operations	373,890	1,945
Net cash provided by (used in) operating activities- discontinued operations	-	(2,469)
Net cash provided by (used in) operating activities	373,890	(524)

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,164,805)	(272)
Net cash provided by (used in) investing activities	(6,164,805)	(272)

Cash Flows from Financing Activities:
Proceeds from loans	6,065,932	-
Proceeds from loans payable to related parties	-	71,953
Repayment of loans payable to related parties	(58,278)	-
Net cash provided by (used in) financing activities	6,007,654	71,953

Effect of exchange rate on cash	(93,224)	(30,558)

Increase (decrease) in cash	123,515	40,599

Cash at beginning of period	19,454	24,183

Cash at end of period	$142,969	$64,782

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

Restatement of Prior Period Amounts

In connection with the preparation of our condensed consolidated financial statements as of and for the nine months ended March 31, 2014, we reviewed the depreciation of machinery and equipment acquired during the six months ended March 31, 2014 and determined that depreciation expense was overstated by $97,609 for the six months ended December 31, 2013.

The following tables present the impact of these restatements on the Company’s condensed consolidated financial statements as of December 31, 2013, for the three and six months ended December 31, 2013.

	Six months ended December 31, 2013
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Condensed Consolidated Balance Sheet
Property and Equipment, net	7,612,802	98,445	7,711,247
Total Assets	11,757,826	98,445	11,856,271
Total Equity	(2,023,030)	98,445	(1,924,585)

Condensed Consolidated Statement of Operations and Comprehensive Loss
Depreciation and amortization	158,775	(97,609)	61,166
Total costs and expenses	3,022,523	(97,609)	2,924,914
Loss from operations	(475,698)	97,609	(378,089)
Loss from continuing operations	(867,931)	97,609	(770,322)
Net Loss	(867,931)	97,609	(770,322)
Other comprehensive loss	(37,011)	836	(36,175)
Comprehensive loss	(904,942)	98,445	(806,497)
Loss Per Share	(0.02)	-	(0.02)

	Three months ended December 31, 2013
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Condensed Consolidated Statement of Operations and Comprehensive Loss
Depreciation and amortization	128,299	(97,609)	30,690
Total costs and expenses	2,764,268	(97,609)	2,666,659
Loss from operations	(279,836)	97,609	(182,227)
Loss from continuing operations	(612,049)	97,609	(514,440)
Net Loss	(612,049)	97,609	(514,440)
Other comprehensive loss	(59,238)	836	(58,402)
Comprehensive loss	(671,287)	98,445	(572,842)
Loss Per Share	(0.01)	-	(0.01)

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

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited, Tonghua Linyuan Grape Planting Co. Limited and Hong Kong Huaxia International Industrial, Co. Limited (which included Jilin Huaxia Ginseng Co., Ltd). All intercompany transactions have been eliminated in consolidation.

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $770,322 (restated) and $1,650,062 for the six months ended December 31, 2013 and 2012, respectively, and an accumulated deficit of $10,177,735 (restated) as of December 31, 2013 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Property and equipment is comprised of the following at:

	December 31,	June 30,
	2013	2013
Buildings and improvements	$1,476,160	$1,456,618
Machinery and equipment	6,610,616	387,826
Motor vehicles	30,584	30,179
Office equipment	25,248	25,021
	8,142,608	1,899,644
Less accumulated depreciation	(431,361)	(369,254)
	$7,711,247	$1,530,390

Substantially all of the property and equipment is located in China.

Total Depreciation was $56,353 and $56,242 for the six months ended December 31, 2013 and 2012, respectively. Depreciation is recorded in the financial statements as follows:

	Six Months Ended
	December 31,
	2013	2012
Depreciation Expense	$56,353	$54,253
Capitalized Ginseng Crops	395	1,989
	$56,748	$56,242

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

NOTE K - RELATED PARTY TRANSACTIONS

The Company had been financing its operations with loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds that are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of December 31, 2013 and June 30, 2013 funds borrowed to fund the current operations of the Company were $1,228,768 and $1,279,982, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $42,801 and $73,770 which has been recorded in the financial statements for the six months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and June 30, 2013, the Company had receivables from related parties amounting to $31,066 and $37,355, respectively.

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

 Deferred tax assets consist of the following at:

	December 31,	June 30,
	2013	2013
Timing difference related to inventory provisions	$8,969	$8,850
Net operating losses	1,569,352	1,376,771
Valuation allowance	(1,569,352)	(1,376,771)
Deferred tax asset	$8,969	$8,850

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

NOTE L – PROVISION FOR INCOME TAXES (CONTINUED)

The Company has a net operating loss carry forward as follows:

	December 31,	June 30,
	2013	2013
International (China)	$4,135,167	$3,730,738
United States	2,142,239	1,776,346
	$6,277,406	$5,507,084

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

The components of income before taxes are as follows:

	For the Six Months Ended December 31,
	2013	2012
International (China)	$(404,429)	$(1,392,656)
United States	(365,893)	(194,211)
	$(770,322)	$(1,586,867)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the six months ended December 31, 2013 and 2012, respectively, are as follows:

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

Six months ended December 31, 2013:

	Parent Company	Ginseng	Continuing Operations	Wine	Total
Revenues	$-	$2,546,825	$2,546,825	$-	$2,546,825
Net loss	(365,893)	(404,429)	(770,322)	-	(770,322)
Total assets	365,451	11,490,820	11,856,271	-	11,856,271

Other significant items:
Depreciation and amortization	861	60,305	61,166	-	61,166
Interest expense	22,462	369,771	392,233	-	392,233
Expenditures for fixed assets	-	6,164,805	6,164,805	-	6,164,805
Impairment of ginseng crops	-	-	-	-	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the three and six months ended December 31, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

In order to meet the challenge, we raised capital to support our operation through a Regulation S private placement and we are recruiting distributors for ginseng beverage and wine products. In addition, we established Hong Kong Huaxia in Hong Kong as a sales company for health products and specialized local goods in March 2012. Hong Kong Huaxia was set up as a part of our adjusted marketing strategy so that we can explore the Asia market through Hong Kong Huaxia, while Jilin Huamei remains focused on domestic sales in China. The focus of Hong Kong Huaxia is the sale of our ginseng juice and wine in the Asia market. Hong Kong Huaxia is currently recruiting distributors for the Asia market in addition to its online shopping platform for direct sales of our ginseng juice and wine. And as a part of our market promoting, we plan to open online store through Taobao, the biggest online Business-to-Consumer and Consumer-to-Cobnsumer platform in Asia. Because Taobao only accepts business with domestic business address, we established a new wholly owned subsidiary of Hong Kong Huaxia, Jilin Huaxia Ginseng Co., Ltd  (“Jilin Huaxia”), which is located in Jilin, China. In the quarter ended December 31, 2013, Jilin Huaxia borrowed $6,065,932 (RMB 36,983,383) in order to fund the acquisition of machinery and equipment.

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

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $770,322 and $1,650,062 for the six months ended December 31, 2013 and 2012, respectively, and an accumulated deficit of $10,177,735 as of December 31, 2013 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

	For the Three Months Ended December 31, 2013
			Change
	2013	2012	Amount	%
	Restated		Restated	Restated
Revenues	$2,484,432	$1,688,947	$795,485	47%
Cost of goods sold	2,070,925	1,439,961	630,964	44%
Gross profit	$413,507	$248,986	164,521	66%
Selling, general and administrative Expenses	581,182	368,864	212,318	58%
Bad Debt Expense	(16,138)	-	(16,138)	-
Depreciation and amortization	30,690	29,898	792	3%
Interest expense	332,213	77,035	255,178	331%
Loss from discontinued operations	-	30,049	(30,049)	(100%)
Net Loss	$(514,440)	(256,860)	(257,580)	100%

	For the Six Months Ended December 31, 2013
			Change
	2013	2012	Amount	%
	Restated		Restated	Restated
Revenues	$2,546,825	$2,192,719	$354,106	16%
Cost of goods sold	2,077,579	1,940,400	137,179	7%
Gross profit	$469,246	$252,319	216,927	86%
Selling, general and administrative expenses	841,517	699,924	141,593	20%
Bad Debt Expense	(55,348)	-	(55,348)	-
Impairment of ginseng corps	-	920,840	(920,840)	(100%)
Depreciation and amortization	61,166	58,726	2,440	4%
Interest expense	392,233	159,696	232,537	146%
Loss from discontinued operations	-	63,195	(63,195)	(100%)
Net Loss	$(770,322)	$(1,650,062)	$879,740	(53%)

Revenue
	Three Months Ended		2013-2012
	December 31,		Dollar
Products	2013	2012	Variance	% change
Ginseng (Production)	$820,280	1,068,037	$(247,757)	(23%)
Ginseng (Purchase for Resale)	1,658,363	542,197	1,116,166	206%
Ginseng Beverage	-	10,883	(10,883)	(100%)
Ruiersui Capsules	1,561	----	1,561	-
Aoweisi Cosmetic Products	4,228	67,830	(63,602)	(94%)
Total	$2,484,432	1,688,947	$795,485	47%

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

We generated $1,658,363, or 66.75% of sales from our purchased ginseng for the three months ended December 31, 2013, an increase of $1,116,166, or 206%. We generated $820,280, or 33.01% of sales from our self-production ginseng for the three months ended December 31, 2013, a decrease of $247,757, or 23%. The increases were primarily due to increased market price of ginseng and quantity we sold to the market. The market price increased by $50.26/kg, or 106% compared to the same period in 2012 due to nation-wide inflation in the three months ended December 31, 2013. And the quantity of our self-production ginseng increased by 2,188 kg during the three months ended December 31, 2013, compared to the same period in 2012. The increase in quantity we sold was due to the fact that ginseng harvested in calendar year 2013 was damaged by typhoon in August 2012 and not qualified for producing ginseng juice production.

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

We had no wine production and sales for the three months ended December 31, 2013 because we did not receive orders from customers during that period.

Cost of Goods Sold

	Three Months ended December 31,
	2013	% of total	2012	% of total
	Cost Of	cost of	Cost Of	cost of	2013-2012
	Goods	goods	Goods	goods	Dollar	%
Products	Sold	sold	Sold	sold	Variance	Change
Ginseng (production)	$700,745	33.84%	970,505	67.40%	$(269,760)	(27.80)%
Ginseng (purchase)	1,369,633	66.13	452,805	31.45	916,218	202.48%
Ginseng Beverage Production	-	-	4,450	0.31	(4,450)	(100)%
Ruiersui Capsules	173	0.01			173	-
Aoweisi Cosmetic Product	374	0.02	12,201	0.84	(11,827)	(96.93)%
Total	$2,070,925	100%	1,439,961	100%	$630,964	43.82%

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

Interest Expense

Our Interest expense increased by $255,178, from $77,035 for the three months ended December 31, 2012 to $332,213 for the three months ended December 31, 2013, an increase of 331%. This increase is mainly due to an increase in the interest on new loan of Hong Kong Huaxia .

Depreciation and amortization

Depreciation and amortization increased by $792, from $29,898 for the three months ended December 31, 2012 to $30,690 for the three months ended December 31, 2013, an increase of 3%.

Net Loss

The Net Loss for the three months ended December 31, 2013 was $514,440; a increase of $257,580or 100%, compared to a net loss of $256,860 for the three months ended December 31, 2012. The increase is primarily due to the increase in operating expenses and administrative expenses and interest expense.

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

Translation adjustments resulting from this process amounted to $(58,402) and $16,133 for the three months ended December 31, 2013 and 2012, respectively.  And we have comprehensive loss of $572,842and $240,727 for the three months ended December 31, 2013 and 2012, respectively.  The assets and liabilities amounts with the exception of equity for the three months ended December 31, 2013 were translated at 6.0969 RMB to 1.00 USD as compared to 6.2855 RMB to 1.00 USD for the three months ended December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended December 31, 2013 and 2012 were 6.1491 RMB and 6.31718 RMB, respectively.

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

We generated $1,658,363, or 65.11% sales from our purchased ginseng for the six months ended December 31, 2013, an increase of $614,532, or 58.87%. We generated $820,280, or 32.22% sales from our self-production ginseng for the six months ended December 31, 2013, a decrease of $247,757, or 23.20%. The total increase was primarily due to increased market price of ginseng and quantity. The market price increased by $50.26/kg, or 106% compared to the same period in 2012 due to nation-wide inflation in the six months ended December 31, 2013. And the quantity of our self-production ginseng increased by 2,188 kg during the six months ended December 31, 2013, compared to the same period in 2012. The increase in quantity we sold was because our self-produced ginseng was damaged by typhoon in August 2012 and we had to harvest it as it was not qualified for producing ginseng juice.

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

Depreciation and amortization

Depreciation and amortization increased by $2,440, from $58,726 for the six months ended December 31, 2012 to $61,166  for the six months ended December 31, 2013,  an increase of 4%.

Net Loss

We had a net loss of $770,322 for the six months ended December 31, 2013 and a net loss of $1,650,062 for the six months ended December 31, 2012, a decrease of $879,740, or 53%.  The decrease is primarily due to the decrease in cost of sales as a percentage of revenue and impairment of ginseng crops which did not occur in the six month ended December 31, 2013.

Other Comprehensive Income

Translation adjustments resulting from this process amounted to $(36,175) and $(27,275) for the six months ended December 31, 2013 and 2012, respectively. And we have comprehensive loss of $806,497 and $1,677,337 for the six months ended December 31, 2013 and 2012, respectively. The assets and liabilities amounts with the exception of equity for the six months ended December 31, 2013 were translated at 6.0969  RMB to 1.00 USD as compared to at 6.2855 RMB to 1.00 USD for the six months ended December 31, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the six months ended December 31, 2012 and 2012 were 6.1491 RMB, 6.3178RMB, respectively.

Discussion of Cash Flow

Cash flows results for the six months ended December 31, 2013 and the six months ended December 31, 2012 are summarized as follows:

	December 31, 2013	December 31, 2012
Net cash provided by(used in) operating activities	$373,890	$(524)
Net cash provided by(used )in investing activities	$(6,164,805)	$(272)
Net cash provided by financial activities	$6,007,654	$71,953

Operating activities

Cash flows used in operating activities amounted to $373,890 for the six months ended December 31, 2013, compared to the same period of 2012. This change was primarily due to a decrease in net losses of $770,322, in addition to an increase in accounts receivable of $796,201. These amounts were offset by a decrease in inventory of $695,290, an increase in accounts payable of $927,731 and an increase in accrued expense of $242,785.

The increase in accounts receivable was primarily due to the temporarily uncollected amount from the sales of ginseng held by Yanbian Huaxin;   an increased accounts payable was due to   our raw material purchase during the six months ended December 31, 2013 ;  an increase in accrued expense was due to an increase in the expenses for our ginseng businesses incurred in the six months ended December 31, 2013.

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

As of December 31, 2013, we had an outstanding loan of RMB 2,000,000 (approximately $328,036) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of RMB 2,000,000 (approximately USD $328,036) with an annual interest of 6.325%

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by the assets of Tonghua Linyuan including 14 carbon-steel storage cans, 16 high-speed steel storage cans, and 150 tons of grape juice.

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

As of December 31, 2013, we had an outstanding short borrow of approximately $6 million which was used to purchase machinery and equipments. Other than that, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

As of the end of our last fiscal year ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management conducted a similar evaluation as of the period covered by this Report and management again concluded that our disclosure controls and procedures were similarly ineffective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

 On May 16, 2014, our Board of Directors, in consultation with management, concluded that we will restate our previously issued unaudited financial statements for the quarterly periods ended December 31, 2013 and 2012 included in the Company’s Quarterly Reports on Forms 10-Q to correct errors in connection with an overstated depreciation of machinery and equipment by $97,609 for the six months ended December 31, 2013. The misstatement impacted property and equipment (net) and total assets in consolidated balance sheet as well as costs and expenses and net loss in the consolidated statements of operations. These errors were considered material to the consolidated financial statements.

As a result of the conclusion of our Board of Directors and its review of our controls and procedures, we affirmed that the material weaknesses as identified in our 10K for the year ended June 30, 2013 remain and no significant corrections have been made to alleviate any of these material weaknesses. A material   weakness is a control  deficiency,  or  combination  of control deficiencies,  that  results  in more than a remote  likelihood  that a material misstatement  of the  financial  statements  will not be  prevented or detected. In connection with the conclusion to restate our previously issued unaudited financial statements for the quarterly periods ended December 31, 2013 and 2012, management reconfirmed that our internal control over financial reporting was not effective as of December 31, 2013.

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

(b)	Changes in internal control over financial reporting

Except as disclosed above in our discussion of the restatement of depreciation costs, there were no changes in our internal controls over financial reporting during the period ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 20, 2014	China Ginseng Holdings, Inc.,

	By:	/s/ Changzhen Liu
Changzhen Liu
Principal Executive Officer

By:	/s/ Ren Ying
Ren Ying
Principal Financial Officer and
Principal Accounting Officer