Form 10-Q
period 2014-03-31
China Ginseng Holdings Inc
filed 2014-05-20
CIK 1338460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 20, 2014 there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$25,365	$19,454
Accounts receivable, net	3,249,990	2,448,466
Inventory	267,913	263,661
Due from related parties	21,207	37,355
Prepaid expenses	393,338	347,546
Total Current Assets	3,957,813	3,116,482

PROPERTY AND EQUIPMENT, net	7,613,549	1,530,390

OTHER ASSETS
Ginseng crops, non-current portion	-	681,967
Intangible assets-patents, net	-	4,780
Investments	24,870	24,762
Deferred income tax asset	8,888	8,850
Total Assets	$11,605,120	$5,367,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Note payable – building purchase	$1,300,369	$485,540
Note payable	6,064,333	52,600
Notes payable – related parties	1,161,395	1,279,982
Accounts payable	3,165,325	1,687,529
Accrued expenses	683,201	286,925
Taxes payable	149,038	149,988
Payments received in advance	400,471	397,678
Total Current Liabilities	12,924,132	4,340,242
OTHER LIABILITIES
Note payable – building purchase, net of current portion	-	809,231
Liabilities of discontinued operations	510,545	508,347
Payable to farmers	874,063	870,300
Total Liabilities	14,308,740	6,528,120

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	44,398	44,398
Additional paid-in capital	7,562,824	7,498,051
Accumulated deficit	(10,864,299)	(9,407,413)
Accumulated other comprehensive income	553,457	704,075
Total Stockholders’ Deficit	(2,703,620)	(1,160,889)
Total Liabilities and Stockholders’ Deficit	$11,605,120	$5,367,231

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

REVENUES	$-	$497,943	$2,551,181	$2,690,662

COSTS AND EXPENSES
Cost of goods sold	-	247,837	2,080,737	2,188,237
Selling, general and administrative expenses	513,899	157,932	1,368,709	856,001
Impairment of ginseng crops and inventory	-	-	-	922,695
Bad debt expense	-	-	(55,443)	-
Depreciation and amortization	29,075	37,101	90,241	95,827
Total Costs and Expenses	542,974	442,870	3,484,244	4,062,760

INCOME (LOSS) FROM OPERATIONS	(542,974)	55,073	(933,063)	(1,372,098)

NON OPERATING INCOME (EXPENSE)
Interest expense	(131,590)	(67,565)	(523,823)	(227,261)
Net Other Expense	(131,590)	(67,565)	(523,823)	(227,261)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(674,564)	(12,492)	(1,456,886)	(1,599,359)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(674,564)	(12,492)	(1,456,886)	(1,599,359)

LOSS FROM DISCONTINUED OPERATIONS	-	(1,407,018)	-	(1,470,213)

NET LOSS	$(674,564)	$(1,419,510)	$(1,456,886)	$(3,069,572)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	(113,071)	64,552	(150,618)	37,277

COMPREHENSIVE LOSS	$(787,635)	$(1,354,958)	$(1,607,504)	$(3,032,295)

NET LOSS PER SHARE (Basic and Diluted)
Loss from Continuing operaions per share	$(0.02)	$-	$(0.03)	$(0.04)
Loss from discontinued operations per share	-	(0.03)	-	(0.03)
Net loss per common share	$(0.02)	$(0.03)	$(0.03)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic	44,397,297	44,397,297	44,397,297	44,397,297
Diluted	44,397,297	44,397,297	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(1,456,886)	$(3,069,572)
Loss from discontinued operations	-	1,407,213
Adjustments to reconcile net loss to net cash from operating activities:

Depreciation and amortization	90,241	95,827
Impairment of ginseng crops	-	2,327,297
Imputed interest	64,773	98,112
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(791,172)	(1,160,790)
(Increase) decrease in inventory	681,804	765,652
(Increase) decrease in prepaid expense	(44,289)	(127,344)
(Increase) decrease in due from related parties	16,172	(36,891)
(Increase) decrease in amounts due from farmers	-	(139,536)
Increase (decrease) in accounts payable	1,474,054	712,786
Increase (decrease) in taxes payable	(1,599)	-
Increase (decrease) in receivables in advance	1,074	149,442
Increase (decrease) in accrued expenses	395,308	87,882
Increase (decrease) in payable to farmers	-	259,438
Net cash provided by (used in) operating activities- continuing operations	429,480	1,369,516
Net cash provided by (used in) operating activities- discontinued operations	-	(1,332,155)

Net cash provided by (used in) operating activities	429,480	37,361

Cash Flows from Investing Activities:
Return of investment in unconsolidated businesses	-	15,862
Purchase of property and equipment	(6,175,349)	(272)
Net cash provided by (used in)
investing activities	(6,175,349)	15,590

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	6,011,506	-
Proceeds from loans payable to related parties	-	61,420
Repayments of loans payable to related parties	(120,863)	-
Net cash provided by (used in) financing activities	5,890,643	61,420

Effect of exchange rate on cash	(138,863)	(50,488)

Increase (decrease) in cash	5,911	63,883

Cash at beginning of period	19,454	24,183

Cash at end of period	$25,365	$88,066

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2014	2013

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$-	$34,777
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10K for the year ended June 30, 2013.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

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

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity is the growing, cultivation and harvesting of a grape vineyard. The Company plans to produce wine and grape juice but to date has not commenced production. In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests which were not suitable for the production of wine or grape juice.  Instead, the Company began purchasing grapes in the open market to produce wine and grape juice and did not renew the leases with the Chinese Government when the leases expired on December 31, 2013, since it no longer needed them for its business. In June 2013, the Company sold the assets and liabilities of Tonghua Linyuan to a third party.

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

On September 27, 2013, the Company established a new wholly owned subsidiary of Hong Kong Huaxia, Jilin Huaxia Ginseng Co., Ltd. (“Jilin Huaxia”) in order to open online stores through Taobao Marketplace, the biggest online Business to Consumer and Consumer to Consumer platform in Asia, a subsidiary company of Alibaba Group, and to acquire machinery and equipment in China. Hong Kong Huaxia registered capital of $6,000,000 in Jilin Huaxia.  Subsequent to March 31, 2014, the Company agreed to return the acquired machinery and equipment.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN (CONTINUED)

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited, Tonghua Linyuan Grape Planting Co. Limited and Hong Kong Huaxia International Industrial, Co. Limited (which included Jilin Huaxia Ginseng Co., Ltd.). All intercompany transactions have been eliminated in consolidation.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company had an accumulated deficit of $10,864,299 as of March 31, 2014 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Property and equipment is comprised of the following at:

	March 31,	June 30,
	2014	2013
Buildings and improvements	$1,462,915	$1,456,618
Machinery and equipment	6,551,302	387,826
Motor vehicles	30,310	30,179
Office equipment	25,094	25,021
	8,069,621	1,899,644
Less accumulated depreciation	(456,072)	(369,254)
	$7,613,549	$1,530,390

Substantially all of the property and equipment is located in China. Subsequent to March 31, 2014, the Company agreed to return machinery and equipment with a carrying value of $6,161,798.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

NOTE B - PROPERTY AND EQUIPMENT (CONTINUED)

Total depreciation was $85,429 and $139,179 for the nine months ended March 31, 2014 and 2013, respectively. Depreciation is recorded in the financial statements as follows:

	Nine Months Ended
	March 31,
	2014	2013
Depreciation Expense	$85,429	$136,893
Capitalized Ginseng Crops	-	2,286
	$85,429	$139,179

Depreciation expense is included within deprecation and amortization on the consolidated Statements of Operations.  Capitalized Ginseng Crops is included within their respective balances on the consolidated Balance Sheets.

NOTE C –INVENTORY

Inventory is comprised of the following at:

	March 31,	June 30,
	2014	2013
Raw materials	$217,353	$213,209
Finished goods	46,189	46,100
Operating supplies	4,371	4,352
	$267,913	$263,661

In March 2013, the Company determined that the grape juice inventory held at Tonghua Linyuan is no longer saleable. As such, the Company wrote off inventory with a value of RMB 8,855,286 ($1,410,149) at June 30, 2013.

At March 31, 2014 and June 30, 2013, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

NOTE D – INVESTMENTS

In December 2010, the Company invested $24,870 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method.

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company was required to invest a total of $81,273 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012. In September 2011, the Company invested $16, 255 (RMB 100,000) in Jilin Jiliang.  During the year ended June 30, 2013, Jilin Jiliang returned the $16, 255 (RMB 100,000) investment to the Company.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

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

An analysis of ginseng crop costs for each of the applicable periods is as follows:

	March 31, 2014	June 30, 2013
Beginning Crop Costs	$681,967	$2,495,543
Currency Conversion Adjustment to Beginning Balance	-	-
Capitalized Costs During Year:
Wages	-	381,803
Fertilizer	-	1,457
Ginseng shelf	-	59,701
Field clearing and cultivation	-	81,400
Farmer lease fee net of management fee	-	301,473
Labor	12,095	-
Irrigation	-	-
Depreciation	-	2,589
Other	3,503	4,385
Total Capitalized Costs	15,598	832,808
Less:
Cost of crops harvested	(697,565)	(1,570,744)
Impairment adjustment	-	(1,075,640)
	(697,565)	(2,646,384)
Ending Crop Costs	-	681,967
Less: Current portion	-	-
Non-Current Portion of Crop Costs	$-	$681,967

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

NOTE F – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the land leased from the government. The farming contracts commenced in January 2008. In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year, and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage. The Company pays the farmers market price for their Ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more then 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has recorded a receivable from the farmers for the rental income of the leased Ginseng land grants of $0 and $0 at March 31, 2014, and June 30, 2013, respectively. The Company has also recorded a long-term payable-farmers for the management fee due to the farmers. The liability at March 31, 2014, and June 30, 2013 was $874,063 and $870,300, respectively. The receivable and payable balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

NOTE G – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization is as follows:

	March 31,	June 30,
	2014	2013
Cost	$18,263	$18,184
Less accumulated amortization	(18,263)	(13,404)
	$0	$4,780

Amortization expense was $4,812 and $13,910 for the nine months ended March 31, 2014 and 2013, respectively.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

NOTE H – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan Grape Co. Limited, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of February 4, 2004. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and will be accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment. The loan balance at March 31, 2014 and June 30, 2013 is $325,092 and $323,693, respectively. The loan balance is included in Liabilities of Discontinued Operations on the accompanying Balance Sheet.

NOTE I – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,325,479 (RMB 9,000,000). On June 24, 2011, the Company made payment of $73,804 (RMB 500,000) leaving a balance of $1,251,675 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 162,546) in September 2012; 1,000,000 RMB (USD 162,546) on August 29, 2013; 1,000,000 RMB (USD 162,546) on December 20, 2013 and 5,000,000 RMB (USD 812,731) on August 29, 2014. The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

NOTE J – NOTE PAYABLE – FIXED ASSET PURCHASE

On October 29, 2013, the Company borrowed $6,065,932 (RMB 36,983,383) in order to fund the acquisition of machinery and equipment by the Company.  The loan term was to February 28, 2014, and the Company is to pay $211,413 (RMB 1,300,000) in interest over the life of the loan.  The Company has recognized $266,738 (RMB 1,637,400) in interest expense on this loan in the nine months ended March 31, 2014. The loan is secured by $6,161,798 (RMB 37,908,000) in machinery and equipment of the Jilin Huaxia.  On March 3, 2014, the loan term was extended to June 30, 2014 in order to allow for the Company to receive the proceeds from the return of the machinery and equipment in order to repay the loan.

NOTE K - RELATED PARTY TRANSACTIONS

The Company had been financing its operations with loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds that are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of March 31, 2014 and June 30, 2013 funds borrowed to fund the current operations of the Company were $1,161,395 and $1,279,982, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $64,773 and $98,112 which has been recorded in the financial statements for the nine months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and June 30, 2013, the Company had receivables from related parties amounting to $21,207 and $37,355, respectively.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

NOTE L – PROVISION FOR INCOME TAXES (CONTINUED)

Deferred tax assets consist of the following at:

	March 31,	June 30,
	2014	2013
Timing difference related to inventory provisions	$8,888	$8,850
Net operating losses	1,740,993	1,376,771
Valuation allowance	(1,740,993)	(1,376,771)
Deferred tax asset	$8,888	$8,850

The deferred tax asset was the result of an inventory provision and related reserve of $171,110 (RMB 1,075,510). Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded.  This deferred tax asset was utilized by the Company in 2013 as the inventory was sold by the Company.

The Company has a net operating loss carry forward as follows:

	March 31,	June 30,
	2014	2013
International (China)	$4,408,135	$3,730,738
United States	2,555,835	1,776,346
	$6,963,970	$5,507,084

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

The components of income (loss) before taxes are as follows:

	For the Nine Months Ended March 31,
	2014	2013
International (China)	$(677,397)	$(1,377,908)
United States	(779,489)	(221,451)
	(1,456,886)	$(1,599,359)

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED)

NOTE L – PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the nine months ended March 31, 2014 and 2013, respectively, are as follows:

	2014	2013
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	(3.3)	(3.3)
Valuation allowance	(30.7)	(30.7)
Effective tax rate	-%	-%

NOTE M – CONCENTRATIONS

In the nine months ended March 31, 2014, three customers accounted for 91% of revenues.

In the nine months ended March 31, 2013, three customers accounted for 47% of revenues.

At March 31, 2013, two customers accounted for 26% of the accounts receivable.

NOTE N – DISCONTINUED OPERATIONS

On June 30, 2013, the Company discontinued its grape production operations.  The Company sold the assets and liabilities of Tonghua Linyuan and plans to close Tonghua Linyuan.  The following summarizes the operations of Tonghua Linyuan with the nine months ended March 31, 2014 and 2013:

	March 31,
	2014	2013
Revenues	$-	$-
Total costs and expenses	-	(1,450,131)
Operating loss	-	(1,450,131)
Other expense	-	(20,082)
Provision for taxes	-	-
Loss from discontinued operations	$-	$(1,470,213)

The Company has retained $510,545 and $508,347 in contingent liabilities of Tonghua Linyuan at March 31, 2014 and June 30, 2013, respectively.

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

The Company has a one year lease for its corporate offices in China aggregating 109,432 RMB per year (USD $17,000) which expires on December 31, 2014.

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
MARCH 31, 2014 (UNAUDITED)

NOTE O – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In 2008, the Company entered into a 5 year lease to refrigerate and store fresh Ginseng. The annual lease fee approximates $15,500 per year. This lease is currently operating on a month to month basis.

Rent expense was $33,973 and $50,314 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE P – OPERATING SEGMENTS

The Company presently organizes its business into two reportable farming segments: (1) the cultivation and harvest of Ginseng for the production of Ginseng beverages and (2) the cultivation and harvest of grapes for the eventual production of wine and grape juice, which was discontinued on June 30, 2013.

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different production techniques and market to different classes of customers.

Nine months ended March 31, 2014:

	Parent Company	Ginseng	Continuing Operations	Wine	Total
Revenues	$-	$2,551,181	$2,551,181	$-	$2,551,181
Net loss	(779,489)	(677,397)	(1,456,886)	-	(1,456,886)
Total assets	20,534	11,584,586	11,605,120	-	11,605,120

Other significant items:
Depreciation and amortization	1,231	89,010	90,241	-	90,241
Interest expense	33,404	490,419	523,823	-	523,823
Expenditures for fixed assets	-	6,175,349	6,175,349	-	6,175,349
Impairment of ginseng crops and inventory	-	-		-	-

Nine months ended March 31, 2013:

	Parent Company	Ginseng	Continuing Operations	Wine	Total
Revenues	$-	$2,690,662	$2,690,662	$-	$2,690,662
Net loss	(221,451)	(1,377,907)	(1,599,359)	(1,470,213)	(3,069,572)
Total assets	210,096	6,066,093	6,276,189	13,330	6,289,519

Other significant items:
Depreciation and amortization	1,703	94,124	95,827	54,976	150,803
Interest expense	38,351	188,910	227,261	20,082	247,343
Expenditures for fixed assets	-	272	-	-	272
Impairment of ginseng crops and inventory	-	922,695	922,695	1,404,602	2,327,297

NOTE Q – SUBEQUENT EVENT

Subsequent to March 31, 2014, the Company returned machinery and equipment with a cost of $6,161,798 which was purchased during the nine months ended March 31, 2014, to the original seller.  The lender of the loan dated October 29, 2013 with a carrying value of $6,011,506 at March 31, 2014 agreed to defer repayment until the Company receives the amounts due from the return of the machinery and equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the three months and nine months ended March 31, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our Company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.  Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.  Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice production and wine production.  Our current focus is the sales of canned ginseng juice.

After we shifted the focus of our business into the ginseng beverage business, we have started to store our raw material and sell only a limited amount of our self-produced ginseng. We also purchase ginseng from outside sources, and then resell it to generate revenue, which sales are based on orders from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to incur losses in 2012 and 2013. Additionally, in June 2012, we decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests, which were not suitable for the production of wine or grape juice.   We did not renew the leases for grape vineyard with the Chinese Government when the leases expired on December 31, 2013. On June 30, 2013, we discontinued our grape production operations and sold the assets and liabilities of Tonghua Linyuan. Going forward, we plan to purchase grapes from market to produce wine if we receive orders from customers. Due to limited capital at this moment, our current main focus is ginseng beverage business. However, we plan to further adjust our business strategy when our financial situation improves.

In addition, as our new business is in the initial stages, we need to spend capital to promote our new products and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages to allow us to operate profitably initially, or at all. We have recurring operating losses and there is substantial doubt about our ability to continue as a going concern. As of March 31, 2014 and December 31, 2013, the cash balance on hand for the Company was $25,365 and $142,969, respectively.

In order to meet the challenge, we raised capital to support our operation through [credit letter loan info.]. In addition, we established Hong Kong Huaxia in Hong Kong as a sales company for health products and specialized local goods in March 2012. Hong Kong Huaxia was set up as a part of our adjusted marketing strategy so that we can explore the Asia market through Hong Kong Huaxia, while Jilin Huamei remains focused on domestic sales in China. The focus of Hong Kong Huaxia is the sale of our ginseng juice in the Asia market. Hong Kong Huaxia is currently recruiting distributors for the Asia market in addition to its online shopping platform for direct sales of our ginseng juice. And as a part of our market promoting, we plan to open online store through Taobao, the biggest online Business-to-Consumer and Consumer-to-Consumer platform in Asia. Because Taobao only accepts business with domestic business address, we established a new wholly owned subsidiary of Hong Kong Huaxia, Jilin Huaxia Ginseng Co., Ltd  (“Jilin Huaxia”), which is located in China. In the quarter ended December 31, 2013, Jilin Huaxia borrowed $6,065,932 (RMB 36,983,383) in order to fund the acquisition of machinery and equipment. Subsequent to March 31, 2014, we returned machinery and equipment with a cost of $6,161,798 and a carrying value of $5,917,894 to the original seller.  The lender of the loan dated October 29, 2013 with a carrying value of $6,011,506 at March 31, 2014 agreed to defer repayment until we receives the amounts due from the return of the machinery and equipment.

Although, we have generated only limited revenues from our ginseng beverage business since we shifted the focus of our businesses, we believe there is future potential to do so because (i) the China ginseng market is recovering now; (ii) the demand and the price is in an uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control has not been affected by the government restrictions); (iii)  as of the date of this filing, we have already entered into binding agreements through our subsidiary Jilin Huamei with 5  distributors to distribute our  beverage in different cities and 1 distributor to distribute our ginseng beverage in Singapore, Malaysia, and Thailand; and (iv) we set up Hong Kong Huaxia to promote our products in the Asia Market and initiate online direct sales of our ginseng juice.

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

Our Subsidiaries

Our business in China is currently mainly conducted through our wholly-owned subsidiaries: Yanbian Huaxia, Jilin Ganzhi, Jilin Huamei, Jilin Huaxia which are located in North China and Hong Kong Huaxia which is located in Hong Kong . Below is the operational status of each of these businesses as of the date of this filing:

•
Yanbian Huaxing Ginseng Industry Co. Ltd. (“Yanbian Huaxing”) is a wholly foreign owned enterprise (“WFOE”)with a registered capital of $364,000. Yanbian Huaxing is operated to plant ginseng, and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing.

•	Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) is a WFOE with a registered capital of $100,000. It is operated to process ginseng and produce canned ginseng juice.

•	Jilin Huamei Beverage Co. Ltd. (“Jilin Huamei”) is a WFOE with a registered capital of $200,000. It is operated to market our canned ginseng juice.

•
Hong Kong Huaxia International Industrial Co., Ltd. (“Hong Kong Huaxia”) is our wholly-owned subsidiary with a registered capital of HKD 880,000,000 (approximately $113,443,000), which has not been funded by us. It is operated to sell health products and specialized local goods.

•
Jinlin Huaxia Ginseng Co., Ltd (“Jilin Huaxia”) is a wholly-owned subsidiary of Hong Kong Huaxia with a registered capital of $6,000,000. Jilin Huaxia was incorporated in September 2013 as a part of our market promoting strategy. We plan to open online stroe through Taobao, the biggest online Business-to Consumer and Consumer-to-Consumer plaftform in Asia. Because Taobao only accepts stores with domestic business address, we established Jilin Huaxia to facilitate our expansion to B2C and C2C markets.

Our Products

Through Yanbian Huaxing, we obtained 20-year leases to 3,705 acres of land approved by the local government for ginseng growing on June 12, 2005, and we have developed 3% of the land resources.

Since August 2010, we have gradually shifted our business focus from direct sales of ginseng and ginseng byproducts to the production and sale of canned ginseng juice. We have started reserving most of the ginseng produced by Yanbian Huaxing for use in the planned production of canned ginseng juice. Meanwhile, as there is a higher standard for ginseng used in canned ginseng juice, we are able to sell some of the ginseng produced by Yanbian Huaxing, which is not qualified for use in canned ginseng juice to the market through Yanbian Huaxing. Although we have shifted our business focus to the production and sale of ginseng juice, we still receive orders for ginseng and its byproducts because of our reputation in the industry for selling high-quality ginseng. We intend to maintain this part of our business even though it is no longer our business focus. In addition, if we receive large orders for ginseng and/or ginseng byproducts, we will directly purchase ginseng and/or ginseng byproducts from the market if we can get a lower price of the products. This part of sale of ginseng is generated on an order-to-order basis and conditioned on whether we can get a lower price for such demanded products in the market.

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

This is the reason we store our fresh ginseng in refrigerated warehouse space. We are currently renting a refrigerated warehouse (-20 degrees Celsius) to store all fresh ginseng inventory necessary for production of the ginseng beverages.   Monthly rent for refrigerated warehouse is RMB 4,500 (about  $676.86).  This lease is currently expired and operating on a month to month basis.  We commenced production in August 2010 and sales in October 2010, which was reflected in our financial statement for the three months ending December 31, 2010. We initiated our sales of canned ginseng juice in China, and we plan to expand our business to overseas markets in 2014 or 2015. Our Ganzhi Ginseng Beverage costs approximately $2.21 per 1600 ml bottle, and our American Ginseng Beverage costs approximately $2.66 per 1600 ml bottle. However, as we are in the initial stage of the ginseng beverage business, we cannot assure the demands for our ginseng beverage will be profitable in the short term and there is no guarantee that we will be able to generate the revenue from ginseng beverage business.

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

Distribution

We intend to recruit one general distributor for our products of ginseng beverage in every city in China through Jilin Huamei.  The city level distributor can recruit the second level distributors.  In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sale branch offices to facilitate the local sales. Our direct sales will target customers of high-end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists attractions, airport and high-speed trains, etc.

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

In addition, as a part of our adjustment to our marketing strategy for our ginseng juice, we established Hong Kong Huaxia in March 2012. Hong Kong Huaxia recruits distributors to sell ginseng juice outside of China in Asia Markets and to build and maintain an online shopping platform through which to take orders directly from end user customers. In addition, we plan to open online shop via Taobao, the biggest online B2C and C2C platform in Asia. Because Taobao requires business to have a domestic address, we set up Jinlin Huaxia, a subsidiary of Hong Kong Huaxia, which is located in Jinlin, China.

Competitive Environment

The market for ginseng products is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

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

In addition, past financial results are not indicative of future performance due to our emphasis on further commercializing ginseng juice with our crops as raw materials and broadening our offering. Furthermore, we cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited, Tonghua Linyuan Grape Planting Co. Limited and Hong Kong Huaxia International Industrial, Co. Limited (which included Jilin Huaxia Ginseng Co., Ltd.). All intercompany transactions have been eliminated in consolidation.

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

At March 31, 2014 and June 30, 2013, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

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

The Company has entered into several distribution agreements to sell ginseng juice.  In accordance with these agreements, the distributors will advance funds to the Company for orders to be placed.  Upon the placement of orders by the distributor, the Company will ship the product to the distributor and title will pass to the distributor.  In relation to distribution agreements for ginseng beverages, it is the Company’s policy, commencing upon the execution of the distribution agreements, to allow the distributors to return all unsold products at the end of six (6) months from the shipment date should the product not be sold and the product has not exceeded the expiration date.  The Company is establishing history as to the quantity of the ginseng, which has been returned in order to determine if a reserve for returns and allowances is necessary.  To date, returns have been minimal. For each reporting period, the Company ascertains from each distributor its’ current on hand quantity and assesses the situation in order to establish a return allowance, if necessary.  As of March 31, 2014 and June 30, 2013, all distribution sales had been sold to third parties.

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,108,740 as of March 31, 2014 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Result of Operations

The following tables present certain unaudited consolidated statement of operations information. Financial information is presented for the three months and nine months ended March 31, 2014 and 2013 respectively.

	For the three months Ended March 31,		Year to Year Comparison		For the nine months Ended March 31,		Year to Year Comparison
	2014	2013	Increase / (Decrease)	% change	2014	2013	Increase / (Decrease)	% change

Revenues	$0	$497,943	$(497,943)	-100.00%	$2,551,181	$2,690,662	$(139,481)	-5.18%

Cost of Goods Sold	0	247,838	(247,838)	-100.00%	2,080,737	2,188,237	(107,500)	-4.91%

Selling, general and administrative expenses	513,899	157,932	355,967	225.39%	1,368,709	856,001	512,708	59.90%

Impairment of ginseng crops and inventory	--	--	--	--	--	922,695	(922,695)	-100.00%
Bad debt expense	--	--	--	--	(55,443)	--	(55,043)	-100.00%
Depreciation and amortization	29,275	37,101	(7,826)	(21.09)%	90,241	95,827	(5,586)	(5.83)%

Interest expense	131,590	67,565	64,025	94.76%	523,823	227,261	296,562	130.49%

Net Loss	$674,564	$1,419,511	$(744,947)	-52.48%	$1,456,886	$3,069,573	$(1,612,687)	-52.54%

Revenue

For the three months ended March 31, 2014 and 2013:

We have $0 sales for the three months ended March 31, 2014 compared to $497,943 for the three months ended March 31, 2103 because we do not have sufficient capital to produce products and make sales. The Company is in financing through a loan. We expect the processing will be completed in one month.

For the nine months ended March 31, 2014 and 2013:

	March 31,		March 31,		2014-2013
	2014	% of	2013	% of	Dollar
	Revenue	total revenue	Revenue	total Revenue	Variance	% change
Ginseng (production)	$821,674	32.21%	$1,407,398	52.31%	$(585,724)	-41.62%
Ginseng (purchase)	1,661,238	65.11%	1,184,274	44.01%	476,964	40.27%
Wine	--	--	2,609	0.10%	(2,609)	-100.00%
Ginseng Beverage	--	--	14,280	0.53%	(14,280)	-100.00%
Ruiersui Capsules	17,819	0.70%	--	--	17,819	--
Aoweisi Cosmetic	50,450	1.98%	82,101	3.05%	(31.651)	-38.55%
Total	$2,551,181	100.00%	$2,690,662	100.00%	$(139,481)	-5.18%

Our total sales decreased from $2,690,662 for the nine months ended March 31, 2013 to $2,551,181 for the nine months ended March 31, 2014, a decrease of $139,481 or 5.18%. The decrease was primarily due to decreased sales in the three months ended March 31, 2014.

We generated $821,674, or 32.21% sales from our self-production ginseng for the nine months ended March 31, 2014, a decrease of $585,724, or 41.62%. We generated $1,661,238 or 65.11% sales from our purchased ginseng for the nine months ended March 31, 2014, an increase of $476,964, or 40.27%. The total increase was primarily due to increased market price of ginseng and quantity. The market price increased by $50.26/kg, or 106% compared to the same period in 2013 due to nation-wide inflation in the nine months ended March 31, 2014. And the quantity of our self-production ginseng increased by 2,188 kg during the nine months ended December 31, 2013, compared to the same period in 2013. The increase in quantity we sold was because our self-produced ginseng was damaged by typhoon in August 2012 and we had to harvest it as it was not qualified for producing ginseng juice.

●	5% of the increase was caused by decreased quantity of sale

●	95% of the increase was caused by the increase of resale price of purchased ginseng

For the nine months ended March 31, 2014, we generated revenues of approximately $17,819 and $50,450 from Ruiersui capsules and Aoweisi cosmetic products, respectively. Those two products were sold through Hong Kong Huaxia based on consumers’ special orders. We do not expect this to be a major source of our revenue in the future.

We had no ginseng juice sales for the nine months ended March 31, 2014 since we do not have enough capital to produce ginseng juice.

We had no wine sales for the nine months ended March 31, 2014 since we did not receive any orders from customers.

Cost of Goods Sold

For the three months ended March 31, 2014 and 2013:

We have no cost of goods sold for the three months ended March 31, 2014 compared to the same period in 2013 because there were no sales in the three months ended March 31, 2014.

For the nine months ended March 31, 2014 and 2013:

	March 31, 2014	% of total	March 31, 2013	% of total	2014-2013
	Cost of	cost of	Cost of	cost of	Dollar	% change
	goods sold	goods sold	goods sold	goods sold	Variance
Ginseng (production)	701,810	33.73%	1,104,052	50.45%	(402,242)	-36.43%
Ginseng (purchase)	1,371,715	65.92%	1,062,739	48.57%	308,976	29.07%
Wine	-	-	1,396	0.06%	(1,396)	-100.00%
Ginseng Beverage	-	-	6,344	0.29%	(6,344)	-100.00%
Ruiersui Capsules	5,376	0.26%	-	-	5,376	-
Aoweisi Cosmetic	1,836	0.09%	13,706	0.63%	(11,870)	-86.60%
Total	2,080,737	100.00%	2,188,237	100.00%	-107,500	-4.91%

Our total cost of goods sold decreased from $2,188,237 for the nine months ended March 31, 2013 to $2,080,737 for the nine months ended March 31, 2014, a decrease of $107,500 or 4.9%. The primary reason for the decrease was the cost of our purchased ginseng.

The cost of our own farming ginseng for sale decreased $402,242, or 36.43% in the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. The cost of our purchased ginseng increased $308,976, or 29.07% in the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. The total increase was caused by the overall inflation in labor, seeds and other production costs.

Cost of sales as a percentage of revenue for the nine months ended March 31, 2014 increased from 81.33% to 81.56% as compared to the comparative period in 2013.

Selling, General and Administration Expenses

Selling, general expenses and administrative expenses increased from $157,932 for the three months ended March 31, 2013 to $513,899 for the three months ended March 31, 2014, an increase of $355,967, or 225.39%.  The increase is mainly due to the increase in our operation expense from Jilin Huaxia and Hong Kong such as salary for the sales person and expenses for setting up an online platform.

Sales costs, general expenses and administrative expenses increased from $856,001 for the nine months ended March 31, 2013 to $1,368,709 for the nine months ended March 31, 2014, an increase of $512,708 or 59.9%. The increase was mainly due to the increase in our operation expense from Yanbian Huaxing, such as salary for the workers who clear purchased ginseng and financing expense from Hong Kong Huaxia.

Depreciation and Amortization

Depreciation and amortization was $29,075 for the quarter ended March 31, 2014, compared to $37,101 for the quarter ended March 31, 2013, a decrease of $7,826 or 21.09%. The decrease was primarily due to equipment becoming fully depreciated in 2013..

Depreciation and amortization was $90,241 for the nine months ended March 31, 2014 compared to $95,827 for the nine months ended March 31, 2013, a decrease of $5,586 or 5.83%.  The decrease was primarily due a full year’s depreciation on new building purchases and less depreciation being capitalized.

Bad Debt Expense

We had an amount of ($55,443) bad debt expense for the nine month ended March 31, 2014. This was primary because we collected certain receivables from Huamei and Ganzhi that were previously written off.

Interest Expense

Our interest expense increased by $64,025 or 94.76% from $67,565 for the quarter ended March 31, 2013 to $131,590 for the quarter ended March 31, 2014.  The change in imputed interest to related party loans and Ganzhi loan were the main reasons for the increase in interest expense.

Our interest expense increased by $296,562 from $227,261 for the nine months ended March 31, 2013 to $523,823 for the nine months ended March 31, 2014, representing an increase of 130.49%. This increase is mainly due to an increase in the interest on the new loan of Hong Kong Huaxia and the increase in imputed interest to related party loans and the Ganzhi loan.

Income Tax Expense

There is no income tax expense for the quarter ended March 31, 2014 and the nine months ended March 31, 2014.

Net Loss

The net loss for the quarter ended March 31, 2014 was $674,564, a decrease of $744,947 or 52.48%, compared to a net loss of $1,419,511 for the quarter ended March 31, 2013.

We had a net loss of $3,069,573 for the nine months ended March 31, 2013, compared to a net loss of $1,456,886 for the nine months ended March 31, 2014, a decrease of $1,612,687 or 52.54%. The decrease in the net loss was primarily due to the impairment of the ginseng crops of $922,695 in 2013 and the loss from discontinued operations of $1,470,214 in 2013.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on March 31, 2014 or at any other rate.

The value of the RMB against the U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $(113,071) and $64,552 for the three months ended March 31, 2014 and 2013, respectively.  We had a comprehensive loss of $934,467 and $1,354,959 for the three months ended March 31, 2014 and 2013, respectively. The asset and liability amounts, with the exception of equity, for the three months ended March 31, 2014 were translated at 6.1521 RMB to 1.00 USD as compared to 6.2689 RMB to 1.00 USD for the three months ended March 31, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended March 31, 2014 and 2013 were 6.13860 RMB and 6.30447 RMB, respectively.

Translation adjustments resulting from this process amounted to $(150,082) and $37,277 for the nine months ended March 31, 2014 and 2013, respectively. We had a comprehensive loss of $1,607,504 and $3,032,296 for the nine months ended March 31, 2014 and 2013, respectively. The asset and liability amounts, with the exception of equity, for the nine months ended March 31, 2014 were translated at 6.1521 RMB to 1.00 USD as compared to 6.2689 RMB to 1.00 USD for the nine months ended March 31, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the nine months ended March 31, 2014 and 2013 were 6.13860  RMB  and 6.30447 RMB, respectively.

Discussion of Cash Flow

Cash flows results for the nine months ended March 31, 2014 and the nine months ended March 31, 2013 are summarized as follows:

	March 31, 2014	March 31, 2013
Net cash provided by(used in) operating activities	$429,480	$37,361
Net cash provided by(used )in investing activities	$(6,175,349)	$15,590
Net cash provided by financial activities	$5,890,643	$61,420

Operating activities

Cash flows provided by (used in) operating activities amounted to $429,480 for the nine months ended March 31, 2014 compared to the same period of 2013. This change was due to the net losses of $1,456,886, in addition to an increase in accounts receivable of $791,172. These amounts were offset by a decrease in inventory of $681,804, an increase in accounts payable of $1,474,054 and an increase in accrued expenses amount of $395,308.

The increase in accounts receivable was primarily due to the temporarily uncollected amount from the sales of ginseng held by Yanbian Huaxing; the increase in accounts payable was due to our raw material purchase during the nine months ended March 31, 2014; the increase in accrued expense was due to an increase in the expenses for our ginseng businesses incurred in the nine months ended March 31, 2014; the increase in amounts due from related parties was because of increased cash we borrowed from the related parties in the nine months ended March 31, 2014.

Inventory decreased due to decreased amount of stored ginseng and ginseng juice.

Investing activities

Cash flows used in investing activities amounted to $6,175,349 for the nine months ended March 31, 2014, which consisted of a purchase of equipment of $6,175,349. During the six months ended December 31, 2013,  Hong Kong Huaxia borrowed a short term loan of $6,065,932 to invest in Jinlin Huaxia so that Jinlin Huaxia can use the fund to purchase  an irrigation system, a temperature control system, and two CNC machine tools for our operation use. The loan term is to June 28, 2014 and secured by $6,217,586 in the machinery and equipment purchased by Jinlin Huaxia.

Cash flows used in investing activities amounted to $15,590 for the nine months ended March 31, 2013, which consisted of a purchase of office equipment of $272 and return of investment in unconsolidated businesses of $15,862.   In July 2012, the Company purchased a cell phone for its sales department and in January 2013, the Company withdrew the investment made in September 25, 2011 because Jilin Province Jiliang Beverage Investment Co, Ltd could not provide registered funds into the Company.

Financing activities

Cash flows provided by financing activities for the nine months ended March 31, 2014 was $5,890,643, primarily proceeds from a short term loan of $6,011,506, offset by repayment of loans payable to related parties of $120,863.

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

As of March 31, 2014, we had an outstanding loan of RMB 2,000,000 (approximately $328,036) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

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

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: no principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. On June 30, 2013, the Company disposed all of the assets and liabilities of Tonghua Linyuan to a third party and plans to dissolve Tonghua Linyuan which has become a shell with no operations.  The Company has retained $510,545 in contingent liability of Tonghua Linyuan for the nine months ended March 31, 2014.

On August 30, 2012, we refinanced the 8 million RMB bank loans, which we obtained from Meihekou City Rural Credit Union on November 8, 2010, by obtaining a new loan of 8 million RMB (approximately $1,312,142) from the same lender.  The principal terms of the new 8 million RMB bank loan agreements are as follows:

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

●
Repay the principal by installments according to the following repayment plan: principal payment of RMB 1 million (approximately USD $164,018) on September 20, 2012, RMB 1 million (approximately $164,018) on August 29, 2013, RMB 1 million (approximately $164,018) on December 20, 2013 and RMB 5 million (approximately USD $820,088) on August 29, 2014.  The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

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

As of March 31, 2014 and 2013, we had notes payable of approximately $1,161,395 and $728,467 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders.  The individuals loaned us interest free and unsecured funds, which have no specific repayment date.  The funds received are evidenced by receipt of cash acknowledgments.

As of March 31, 2014, we had an outstanding short borrow of approximately $6 million which was used to purchase machinery and equipment. Other than that, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

As of the end of our last fiscal year ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management conducted a similar evaluation as of the period covered by this Report and management again concluded that our disclosure controls and procedures were similarly ineffective as of March 31, 2014.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

10.1	MUTUAL AGREEMENT BETWEEN HONG KONG HUAXIA AND FEI ZHANG DATED MARCH 3, 2014

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Ginseng Holdings, Inc.

Date: May 20, 2014	By:	/s/Changzhen Liu
Changzhen Liu
Principal Executive Officer

Date: May 20, 2014	/s/ Ren Ying
Ren Ying
Principal Financial Officer and Principal Accounting Officer