Form 10-K
period 2014-06-30
China Ginseng Holdings Inc
filed 2014-10-15
CIK 1338460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $3.985 million1.

As of October 13, 2014, the Registrant has 44,397,297 shares of common stock outstanding.

1 We based our market value on the closing bid of our stock in the public market which was $0.10 per share as of December 31, 2013, as well as 39,846,047 shares held by non-affiliates as of December 31, 2013.

CHINA GINSENG HOLDINGS, INC

FORM 10-K INDEX

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

China Ginseng Holdings, Inc. (the “Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) was incorporated on June 24, 2004 in the State of Nevada. Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng. Starting August 2010, we have gradually shifted our business focus from farming and selling ginseng to producing and selling ginseng juice and wine with our crops as raw materials, although we still maintain our farming and selling ginseng business. Through leases, we control 3,705 acres of land approved by the Chinese government for ginseng planting. During the year ended June 30, 2014, the Forest Bureau governing one of the farms approximating 700 hectors (1,730 acres) of land notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of this farm.

OUR ORGANIZATIONAL STRUCTURE

Below is a chart of our current organizational structure:

Note: All the wholly foreign owned enterprises have duly obtained the approval from the relevant government. Pursuant to PRC laws, a wholly foreign owned enterprise needs to apply for and obtain an approval certificate from the competent approval government authorities (the Ministry of Commerce of PRC or its local branch) and then a business license from the competent registration authorities (the Administration for industry and commerce of the PRC or its local branches) before it legally starts its business operation. Each foreign owned enterprises has not only obtained the approval certificate from the competent local approval government authorities but also the business license for the competent local registration authorities.

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

Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”) – Ginseng farming and sales

●	The registered capital of Yanbian Huaxing is $614,000. Yanbian Huaxing is operated to plant ginseng and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing. With the shift of our business focus to canned ginseng juice, we have started to reserve the high quality grown ginseng for ginseng beverage production and sold only those not qualified to make ginseng juice. However, in recent years, we are only able to reserve small portion of our grown ginseng due to various reasons such as extensive rain and typhoon. For instance, we reserved 10%, 20%, 0% and 0% of our grown ginseng for ginseng beverage production in fiscal year 2011, 2012, 2013 and 2014, respectively.

Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) - Producing Canned Ginseng Juice.

●	The registered capital of Jilin Ganzhi is $100,000. Jilin Ganzhi is operated to process ginseng and produce canned ginseng juice. Jilin Ganzhi started production of canned ginseng juice during the three months ended December 31, 2010.

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) – Growing grapes and producing wine through a winery producer, currently inactive.

●	On January 15, 2008, we acquired Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000 with an intention to grow grapes for wine production.

●	As of June 2013, the planned production of wine and grape juice had not been commenced due to the poor quality of the harvests which were not suitable for the production of wine or grape juice, and therefore we decided to abandon the growing and harvesting of grapes. On June 30, 2013, we transfered all assets and debts of Tonghua Linyuan to Mr. Wenkai Wang for $0 (zero) consideration, including the ownership of machinery and equipment, the right to the use of the plant and the debt of $2 million of Tonghua Linyuan, effective immediately. Pursuant to the sale of all assets and debts, Tonghua Linyuan became a shell with no operations.

Jinlin Huamei Beverage Co. Ltd (“Jilin Huamei”) - Marketing our canned ginseng juice

●	The registered capital of Jilin Huamei is $200,000. Jilin Huamei operates as a sales department for our canned ginseng juice. We commenced sales of ginseng beverage in October 2010 and Jilin Huamei started generating revenue in November 2010.And we plan to recruit general distributor when funds are available

Hong Kong Huaxia International Industrial Co., Ltd (“Hong Kong Huaxia”) – Sale of health products and specialized local goods

●	Hong Kong Huaxia was incorporated by us on March 18, 2012 as a wholly-owned subsidiary to sell health and specialized local products. The registered capital of Hong Kong Huaxia is HKD 1,000,000 (approximately $129,032). Hong Kong Huaxia began operations in April 2012.

BUSINESS OVERVIEW:

Our business in China is currently conducted through the above four wholly owned subsidiaries. Below is the operational status of each of these businesses as of the date of this filing:

●	Yanbian Huaxing: In the past, our revenue was mainly from the sales of ginseng produced and sold by Yanbian Huaxing which consists of Ynabian farm and Mudanjiang farm. In August 2010, we shifted our business focus to canned ginseng juice and started to store fresh ginseng for producing canned ginseng juice. Qualified ginseng produced by Yanbian Huaxing has been and will continued to be used as raw material of canned ginseng juice and only those oxidized ginseng not qualified to be used for canned ginseng juice will be sold directly through Yanbian Huaxing. Yanbian farm’s harvest was substantially complete by December 31, 2012. We are only planting small amounts of Ginseng because the climate and soil conditions have deteriorated. The other farm, Mudaniang, will harvest no ginseng until about 2018 due to the damages caused by a typhoon in August 2012 which is discussed in more detail in the Form 10-K for the fiscal years ended June 30, 2012 and 2011. However, our decision to shift our business focus mainly to production and sale of ginseng juice remains unchanged. We currently have stored sufficient ginseng to produce approximately one million ginseng juice cans and we plan to continue purchasing ginseng from the market as raw material for ginseng juice production.

●	Jilin Ganzhi: Jilin Ganzhi has been processing fresh ginseng and started producing canned ginseng in the quarter ended December 31, 2010.

●	Jilin Huamei: Jilin Huamei operates as a sale department for canned ginseng juice. Our domestic market promotion and penetration of canned ginseng juice is conducted by Jilin Huamei and all of our domestic distribution agreements for sales of our canned ginseng juice were signed through Jilin Huamei.

●	Hong Kong Huaxia: Hong Kong Huaxia was registered in Hong Kong as a sale company for health product and specialized local goods in March 2012. It was set up as a part of our adjusted marketing strategy so that we can explore the Asia Market through Hong Kong Huaxia while Jilin Huamei focuses on domestic sales. Hong Kong Huaxia started operation in April 2012 and generated approximately 5% of revenue during the year ended June 30, 2014 through resales of cosmetic products under the brand of Aoweisi and Ruiersui Capsules. The focus of Hong Kong Huaxia is sales of our ginseng juice in Asia market.

●

Jilin Huaxia Ginseng Co., Ltd (“Jilin Huaxia”) is a wholly-owned subsidiary of Hong Kong Huaxia with registered capital of $6,000,000. Jilin Huaxia was incorporated in September 2013 as part of our market promoting strategy. We plan on opening an online store through Taobao, the biggest online business-to-consumer and consumer-to-consumer platform in Asia. Because Taobao only accepts stores with a domestic business address, we established Jilin Huaxia to facilitate our expansion into these markets.

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

We obtained 20 years land use rights to 3,705 acres of land approved by the local government for ginseng growing on June 12, 2005. During the year ended June 30, 2014, the Forest Bureau governing one of the farms approximating 700 hectors (1,730 acres) of land notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of this farm.

We currently focus on developing our canned ginseng juice business. We have started selecting and reserving high quality ginseng produced by Yanbian Huaxing to be used to produce canned ginseng since August 2010. Meanwhile, as there is higher standard for ginseng used in canned ginseng juice, we are able to sell some of the ginseng produced by Yanbian Huaxing which is not qualified for use in canned ginseng juice to the market through Yanbian Huaxing. Meanwhile, we receive orders for ginseng and its byproducts because of our reputation in the industry for selling high-quality ginseng. We intend to maintain this part of our business even though it is no longer our business focus. In addition, if we receive large orders for ginseng and/or ginseng byproducts, we will directly purchase ginseng and/or ginseng byproducts from the market if we can get a lower price of the products. This part of sale of ginseng is generated on order-to-order basis and conditioned on whether we can get a lower price for such demanded products in the market.

Through Jilin Ganzhi, we produce two types of canned ginseng juice.

●	Ganzhi Asian Ginseng Beverage

●	Ganzhi American Ginseng Beverage

In 2008, we started storing fresh ginseng as a raw material in a rented refrigerated warehouse. We entered into a 5 year lease agreement with Meat Union Refrigerated Warehouse for the rented refrigerated warehouse in 2008 for the rental of 160 cubic meters with a monthly rental of 57RMB (about USD $ 8.1) per cubic meter. In October 2010, we renewed the lease agreement with a rental of 4500 RMB (about USD $678.86, approximately $4.2 per cubic meter) per month. The principal terms of the lease agreement are as follows:

●	Parties: Meat Union Refrigerated Warehouse (“Meat Union”) and Jilin Ganzhi Ginseng Products Co Ltd. (“Jilin Ganzhi”);

●	Meat Union leases out three refrigerated warehouses for Jilin Ganzhi to store ginseng. During the refrigerated period, Meat Union is required to keep the temperature at 12 – 15 degrees below zero, if there are any changes of the temperature Meat Union needs to notify Jilin Ganzhi immediately. If Meat Union fails to notify Jilin Ganzhi and consequently caused the molding or rotting of ginseng, Meat Union shall be responsible for all the losses. Jilin Ganzhi shall inspect warehouse temperature periodically.

●	The contracts starts from October 15, 2010 and will remain valid until terminated by the parties, monthly rent is 4500 RMB. When Jilin Ganzhi vacates a warehouse, both parties will renegotiate the rent for the refrigerated warehouse.

We purchased a production factory for ginseng beverage for the total consideration of 9,000,000 RMB (USD $1,462,749) under a written contract dated March 2, 2010. We paid 500,000 RMB (about USD $81,264) on June 24, 2010; obtained an 8 million RMB (about USD $1,300,221) bank loan from Meihekou City Rural Credit Union to pay the seller on September 10, 2010; and paid 100,000 RMB (about USD $16,263) in December 2010. The remaining balance of 400,000 RMB (about USD $65,011) was to be paid off by end of June 2010 pursuant to the written contract; however, on March 22, 2010, we obtained oral consent from the seller to extend the due date to December 31, 2011.  We were not able to pay off the remaining balance by December 31, 2011 and the seller orally agreed to further extend the due date to the date when we have sufficient cash to pay off the remaining balance.  Nevertheless, if our cash flow do not improve and cannot obtain a further extension from the seller or the seller revokes its oral consent of extension, the seller has the right to repossess the production factory, confiscate the deposit paid to the seller and we will be liable to compensate the seller for an amount equivalent to 6 month’s rental expenses for using the production factory. The principal terms of the written contract are as follows:

●	Parties: Meihekou City Hengyide Warehouse Logistics Co., Ltd. (“Meihekou”) and Ganzhi Ginseng Products Co Ltd & China Ginseng Holdings, Inc. (collectively “Ginseng Group.”)

●	Meihekou and Ginseng Group shall go to the PRC auction company Jilin Mingshi Auction Co. Ltd. together to apply for the change of the purchaser’s name from Meihekou to Ginseng Group. The application fee is borne by Ginseng Group.

●	All details/content of the location, land area and facilities that to be acquired originally by Meihekou remain unchanged. The amount of the consideration of RMB 9,000,000 (about USD $1,462,749) and the agency commission that was to be originally paid by Meihekou shall remain unchanged and payment shall be made by Ginseng Group to Meihekou.

●	Payment method: This agreement became effective upon date of signing, Ginseng Group shall pay Meihekou of RMB 500,000 (about USD $81,264) before March 20, 2010, the remaining balance shall be repaid in full by June 30, 2010.

●	Meihekou shall waive the rental expenses incurred by Ginseng Group for using the premise for the period from January 2010 to Feburary 2010.

●	If the remaining balance was not settled by June 2010, Meihekou has the right to repossess the premise and confiscate the deposit paid to Meihekou. And Ginseng Group is liable to compensate Meihekou for an amount equivalent to 6 month’s rental expenses for using the premise.

Ginseng Group has not paid off the remaining balance of 400,000 RMB (about USD $65,011) until now; however, Meihekou has orally agreed to extend the due date of the payment to the date that we have sufficient cash flow to pay off the remaining balance, with all other terms and conditions remain the same.

On August 30, 2012, we paid off the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB from the same lender.  The principal terms of the new 8 million RMB bank loan agreement are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

●	Meihekou Credit Union granted a loan of 8 million RMB (about USD $1,300,221 to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●	The loan carries a benchmark interest rate which is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate. Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. The monthly interest rate of August 2012 was 10.513 and we paid interest of 94,126.63 RMB (about USD $ 14,837.81) on August 21, 2012. During the year ended June 30, 2014, the Company repaid 950,000 RMB (USD $154,635). We will assume the payment of the remaining interest when we have enough cash.

●	Repay the principal by installments according to the following repayment plan

Repayment time	Amount (Million)
09-20-2012	1
08-29-2013	1
12-20-2013	1
08-29-2014	5

* No payments have been made and the loan is in default.

Our ginseng sales revenue includes revenue from our ginseng production and revenue from resale of ginseng purchased from outside farmers. Our ginseng production is constituted of our own farmed ginseng production and ginseng purchased from the farmers who leased land from us. We sell ginseng directly to the market without distributors and to customers who purchase ginseng from us on an order-to-order basis. Though purchases from a few customers aggregately accounted for more than 10% of our sales of ginseng, we do not have any written or oral agreement with those customers. We consider a purchase to be completed once cash is paid by a customer. For large orders, as is custom in the ginseng business, when ginseng is shipped to a customer, the customer pays approximately 20%-30% of the invoice and is entitled to an inspection process which could take up to 60 days. Upon completion of the inspection and approval process, the customer notifies us and sends us the balance of the invoice price, and a sale is recorded. For smaller orders, customers pick up the Ginseng from the Company, pay in cash at time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon shipment/payment. During the years ended June 30, 2014 and 2013, no orders were subject to the inspection process.

However, as we have recently begun to shift the focus of our business from sale of ginseng to canned ginseng juice,  there is no assurance that there will be sufficient demand for our beverages to allow us to operate profitably in the short term until our new products are more widely recognized and sold. Accordingly, past revenues and other financial results will not provide a meaningful basis for future performance given the material change in our business.

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

If ginseng produced by us or the farmers who leased land from us are not qualified to produce canned ginseng juice, we will sell it to the market. In addition, as we have been engaged in the business of farming, processing and selling ginseng for more than eight years, we are very familiar with the local ginseng planting and have good connection with ginseng farmers. Therefore, sometimes we are able to purchase ginseng with good quality from the outside farmers at a price lower than market price and then directly sell those ginseng we purchased to the market. Starting in 2008, we began reserving fresh ginseng as raw material to produce canned ginseng juice. As of the date of this filing, we are no longer selling fresh ginseng or dry ginseng directly to the market except such portions of our product that are not qualified for use in our canned ginseng juice and the ginseng we purchased from outside farmers which is oxidized ginseng. Ginseng's growing season is from April to September. Normally we sow the seed in April and harvest in September. Excessive rain in June to August will normally cause oxidation on the ginseng because that is the grow season for ginseng. Our average yearly rain volume in the past ten years is approximately 500 millimeter and we usually have approximately 30% of ginseng oxidized each year. However, because we intend to produce high quality canned ginseng juice, we apply very strict and much higher standards when we select ginseng as raw materials for ginseng juice production. Therefore, only portion of non-oxidized with high quality grown ginseng will be reserved for ginseng juice production. For the year ended June 30, 2014, we did not reserve any of our grown ginseng for ginseng juice production due to the damage caused by the typhoon in 2012. Once ginseng is oxidized, it is no longer qualified as raw material for ginseng beverage; however, we can still sell it to the market at a lower price compared to the price of non-oxidized ginseng.

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

We have been granted land use rights to 1,500 hectares (about 3,705 acres) of land resources for ginseng planting by the local government including Yanbian farm and Mudanjiang farm. Currently, we have planted approximately 287,984 square meters of land. Yanbian farm was substantially completely harvested by December 31, 2012. We only planted small amounts of Ginseng at Yanbian farm during the fiscal year ended June 30, 2013 because the climate and soil conditions have deteriorated. The other farm Mudaniang will harvest no ginseng until about 2018 due to the damages caused by a typhoon strike which occurred in August 2012. We plan to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year.  In the succeeding five years, we plan to harvest approximately 2,664 square meters of Ginseng in 2017. During the year ended June 30, 2014, the Forest Bureau governing one of the farms approximating 700 hectors (1,730 acres) of land notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of this farm.

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

Currently, there are about 10 kinds of ginseng drinks on the market; all of them are Chinese. The price range for those products is 6 –40 RMB per can (about USD $0.97-$ 4.51) and one fresh ginseng juice imported from Korea, about 49 RMB( about USD 7.96) based on our market research.

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

This is why we store our fresh ginseng in refrigerated warehouse space. We are currently renting a refrigerated warehouse (-20 C degree) to store all fresh ginseng inventory necessary for production of the ginseng beverages. Monthly rent for refrigerated warehouse is RMB 4,500 (about USD $676.86). We commenced production in August 2010 and sales in October 2010 which was reflected in our financial statement for the three months ended December 31, 2010. We initiated our sales of canned ginseng juice in China and we plan to expand our business to overseas markets in 2014 or 2015, provided that we obtain sufficient fundings. Our Ganzhi Ginseng Beverage costs approximately $1.13 per bottle (160 ml) and our American Ginseng Beverage will cost approximately $1.12 per bottle (160 ml). However, as we are in the initial stage of ginseng beverage business, we cannot assure the demands for our ginseng beverage will be profitable in the short term and there is no guarantee that we will be able to generate revenue with ginseng beverage business.

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

We recruited distributors in the past. However, we have not renewed any distribution agreement upon expiration or recruited new distributors because of lack of funds. We plan to recruit distributor once we resume our production.

Sources and Availability of Raw Materials

We obtain fresh ginseng for beverage production from two sources, our grown ginseng including self-planted ginseng and the ginseng sold to us by farmers in accordance with the contracts we entered into with them, and the ginseng we purchase from the outside farmers.

Ginseng's growing season is from April to September, six months a year. Normally we sow the seed in April and harvest in September and October. Ginseng seeds are obtained after the blossom in Autumn, the seed can be sowed in September or next Spring, it takes 10 days to germinate and 10 days for seeding. The whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. For ginseng, every hectare can harvest 18 to 20 kg ginseng. As of June 30, 2014, we have planted approximately 287,984 square meters of land.

Seasonality

There is no seasonality for sale of ginseng beverages.

MARKETING ACTIVITIES

All of our products will be sold by our subsidiary Jilin Huamei and Hong Kong Huaxia through distributors or Jilin Huamei’s sale branch offices in some major cities, or Hong Kong Huaxia’s e-commerce.

RESEARCH AND DEVELOPMENT

Due to lack of funds, we have had no research and development expenses in the past two years.

INTELLECTUAL PROPERTY

We rely primarily on a combination of patent, certificates and administrative protections to safeguard our intellectual property.

The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6. This patent was issued on January 23, 2008 and expires 20 years after issuance.

Although our other products have no patent protection, our two types of ginseng beverages have been certified as PRC domestic healthcare food by SFDA (State Food and Drug Administration) and received approval certificates (“GMP Healthcare Food Certificate”) from the SFDA, each of which is valid for a term of 5 years and renewable at the expiration thereof. According to the   Rules for Administration over Registration of Healthcare Food (Trial Implementation)   issued by SFDA on April 30, 2005, the healthcare food applying for GMP Health Food Certificate refers to such food as claimed to have special health function or focuses on supplementing vitamins or minerals, that is, food which is suitable for special population, has function of regulating the institutions instead of treating diseases, and will not bring any acute, sub-acute or chronic damages to the body. The application for registration of healthcare food shall be subject to an examination and approval process in which the SDFA evaluates and examines systematically the safety, effectiveness, quality controllability as well as the specifications of the healthcare food being applied for registration and make a decision as approving the registration or not according to the application and based on the lawful procedures, conditions and requirements. As of the date of this filing, we have submitted the following SFDA approvals for renewal and expect to receive renewal notices in late October or early November:

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

REGULATORY ENVIRONMENT

In addition to U.S. securities laws, banking laws and laws applicable to all companies, such as The Foreign Corrupt Practices Act, as a China-based entity, we are subject to various Chinese regulations. This section sets forth a summary of the most significant China regulations or requirements that may affect our business activities operated in China or our shareholders’ right to receive dividends and other distributions of profits from the PRC subsidiary.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by China's Ministry of Commerce (MOFCOM) and NDRC in 2011 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. Except for those expressly provided with restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to foreign investment, there is always a limitation on foreign investment and ownership. Foreign investment is prohibited in prohibited industries/business. The PRC subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of State Administration of Foreign Exchange (SAFE). Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), foreign investment enterprises, or FIEs may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

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

Under these regulations, FIEs in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the wholly-owned foreign enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to Notice 142, FIEs shall obtain a verification report from a local accounting firm before converting its registered capital in foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance. In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE. The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used. Violations of Notice 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

In addition, SAFE promulgated the Notice on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses in November 2010, which requires the authenticity of settlement of the funds raised from offshore offerings to be closely examined and the settlement of funds should conform to their intended use as listed in the offering document. For the settlement of funds in excess of those intended by the offering document or for a purpose other than that listed in the offering document, a board resolution relating to the use of funds shall be submitted as a separate application document. SAFE further promulgated a circular in November 2011, which prohibits a foreign-invested enterprise from using Renminbi funds converted from its foreign currency registered capital to provide entrustment loans or repay loans borrowed from non-financial enterprises. These circulars may limit our ability to transfer the net proceeds from the offshore offering to our wholly foreign-owned subsidiaries in China, and we may not be able to convert the proceeds from the offshore offering into Renminbi to invest in or acquire any other PRC companies.

On November 19, 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, or Circular 59, which became effective on December 17, 2012. Circular 59 substantially amends and simplifies the then current foreign exchange procedures. Under Circular 59, the opening of various special purpose foreign exchange accounts (e.g. pre-establishment expenses account, foreign exchange capital account, guarantee account) no longer requires the approval of SAFE. Reinvestment of Renminbi proceeds by foreign investors in the PRC no longer requires SAFE approval or verification.

On May 10, 2013, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration. Institutions and individuals shall register with SAFE and/or its local branches for their direct investment in the PRC. Banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005. SAFE has also issued implemented rules to SAFE Notice 75.  SAFE Notice 75 and its implementation rules require PRC residents (including both corporate entities and natural persons) to register with SAFE or its competent local branch in connection with their direct or indirect shareholding in any company outside of China referred to as an “offshore special purpose company” established for the purpose of raising fund from overseas to acquire assets of, or equity interests in, PRC companies. Under SAFE Notice 75, a “special purpose vehicle”, or SPV, refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents in onshore companies. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. The SAFE regulations require retroactive approval and registration of direct or indirect investments previously made by PRC residents in offshore special purpose companies. PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. In the event that a PRC resident shareholder with a direct or indirect investment in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion.

There still remain uncertainties as to how certain procedures and requirements under the aforesaid SAFE regulations will be enforced, and it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. Although we have requested PRC residents who, to our knowledge,  hold direct or indirect interests in our Company  to make the necessary applications, filings and amendments as required under the SAFE Notice 75 and other related rules, our PRC resident beneficial holders have not completed such approvals and registrations required by the SAFE regulations due to the complexity and procedural requirements involved in securing such SAFE approval. We will attempt to comply, and attempt to ensure that all of our shareholders subject to these rules comply with the relevant requirements. We cannot, however, assure the compliance of all of our China-resident shareholders. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, including restrictions on certain of our subsidiaries’ ability to pay dividends or hinder our investment in those subsidiaries or affect our ownership structure, which could adversely affect our business and prospects.

Regulations on Employee Stock Option Plans

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In March 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the 2007 Stock Option Rules. In February 2012, SAFE promulgated the Notice on Issues Related to Foreign Exchange Administration on Domestic Individuals' Participation in Equity Incentive Plans of Overseas-Listed Company, which replaced the 2007 Stock Option Rules. Under current effective rules, if a PRC resident participates in any equity incentive plan of an overseas publicly-listed company, a qualified PRC domestic agent must, among other things, file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such equity incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or stock such participant holds. Such participating PRC residents' foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a PRC collective foreign currency account opened and managed by the PRC agent before distribution to such participants.

Further, a notice concerning the individual income tax on earnings from employee share options jointly issued by Ministry of Finance, or the MOF, and the State Administration of Taxation, or the SAT, and its implementing rules, provide that domestic companies that implement employee share option programs shall (a) file the employee share option plans and other relevant documents to the local tax authorities having jurisdiction over them before implementing such employee share option plans; (b) file share option exercise notices and other relevant documents with the local tax authorities having jurisdiction over them before exercise by the employees of the share options, and clarify whether the shares issuable under the employee share options mentioned in the notice are the shares of publicly listed companies; and (c) withhold taxes from the PRC employees in connection with the PRC individual income tax.

We and our PRC citizen employees who participate in the employee stock incentive plan, which we adopted in 2010, will be subject to these regulations. We and our PRC option grantees have not completed the registrations under these regulations. We cannot assure you that we and our PRC option grantees will be able to complete the required registrations. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, which could adversely affect our business and prospects.

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress or NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the EIT Law. The EIT Law took effect on January 1, 2008. Under the EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the EIT Law will be eligible for a five-year transition period beginning January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the EIT Law, the tax rate will be increased to 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, and 25% for 2012. For the enterprises whose applicable tax rate was 24%, the tax rate was changed to 25% from January 1, 2008.

The EIT Law and Implementation Rules of the EIT Law provide that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”, which (i) do not have an establishment or place of business in the PRC, or (ii) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the EIT Law, and therefore such income taxes generally called withholding tax in practice. Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC shareholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if a Hong Kong resident enterprise owns more than 25% of the registered capital in a company in the PRC and is determined by the competent PRC tax authority to have satisfied the other conditions and requirements under such Double Tax Avoidance Agreement Between Hong Kong and Mainland China and other applicable laws. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if Keyuan HK are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to Keyuan HK by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a withholding tax at a rate up to 10%.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined Company’s tax rate in the future could have a material adverse effect on our financial condition and results of operations.

The current EIT Law, which became effective on January 1, 2008, imposes a uniform enterprise income tax rate of 25% on all PRC resident enterprises, including foreign-invested enterprises and domestic enterprises, unless they qualify for certain exceptions.

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

We currently is a small competitor in the market.  Some of our competitors have greater financial and personnel resources and all have achieved greater market penetration than we have.

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

Employees

We have the following employees as of the date of this filing. The seasonal field workers listed below are part-time employees.

	Total	Officers	Admin	Accounting	Full-time Employee	Part –time Employee
China Ginseng Holding	12	3	4	3	2	0
Jilin Huamei	10	1	5	2	2	0
Yanbian Huaxing	13	3	2	2	0
Jilin Ganzhi	10	2	5	2	1	0
Jinlin Huaxia	8	2	1	2	3
Hong Kong Huaxia	73	5	8	2	12	46
Total	126	16	25	13	20	46

We consider our relationship with our employees to be excellent.

ITEM 1A.       RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.          PROPERTIES

Our principal executive offices are located at 1562 Jie Fang Great Road, 16 FL  Zhongji Building,  Suite 1062-1063, Nanguan District, Changchun City, China. The corporate headquarters occupy approximately 749.17 square meters and is on a one year lease from January 1, 2014 to December 31, 2014.  Rent is approximately $22,108 for one year.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.          MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol “CSNG” and has very limited trading.   The closing price for our Common Stock on the OTCBB on October 13, 2014 was $0.01 per share.

As of October 13, 2014, we had 278 record holders of common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

None.

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

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control. Due to these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  The following discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of the Company for the fiscal years ended June 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.   We have been granted 20 year land use rights to  3,705 acres of lands by the Chinese government for ginseng planting and we control through lease approximately 750 acres of grape vineyards.

During the year ended June 30, 2014, the Forest Bureau governing one of the farms approximating 700 hectors (1,730 acres) of land notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of this farm.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.   Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice and have started to store our raw material and sell very limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in recent years. In addition, our new business is in the initial stages, we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our beverages and wine to allow us to operate profitably initially, or at all. Our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern. As of June 30, 2014, the cash balance on hand for the Company was about $24,782.

In order to meet the challenge, we are taking the following actions:

●	We raised capital to support our operation through a Regulation S private placement and plan to fund our operation through financings, bank loans and Letter of Credit Packing Loan, etc; and

●	We plan to recruit distributors for ginseng beverage once funds are available and we intend to recruit one general distributor for ginseng juice in every city in which we sell our products.

Although we did not have any production of or revenues from our ginseng beverage, we believe there is future potential to do so because (i) the China’s ginseng market is recovering now, and (ii) the demand and the price is in the uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control was not affected by the government restrictions).

Our Products:

Previously, through Yanbian Huaxing, we focused on the farming, processing, distribution and marketing of Asian and American Ginseng and related byproducts in the following varieties:

●	Fresh Ginseng: For pharmaceutical, health supplement, cosmetic industry and fresh consumption.

●	Dry Ginseng: Dried form for pharmaceutical and, health supplement consumption.

●	Ginseng Seeds: Selling of ginseng seeds.

●	Ginseng Seedling: Selling of ginseng seedling.

Ginseng's growing season is from April to September, six months a year.  Normally we sow the seed in April and harvest in September. Ginseng seeds are obtained after the blossom in autumn, the seed can be sowed in September or next Spring, it takes 10 days to germinate and 10 days for seedling.  And the whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. For ginseng, every hectare can harvest 18 to 20 kg ginseng. As of June 30, 2014, the planting area for ginseng is 287.984 square meter.

Since August 2010, we have gradually shifted our business focus from direct sale of ginseng and ginseng byproducts to production and sale of canned ginseng juice and wine.

Through Jilin Ganzhi, we produce two types of canned ginseng juice.

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

Furthermore, Hong Kong Huaxia was set up as a part of our adjusted marketing strategy so that we can explore the Asia Market through Hong Kong Huaxia while Jilin Huamei focuses on domestic sales.

Competitive environment

The market for ginseng products and wine is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Discussion of Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the year ended June 30, 2014 and 2013, respectively.

	Year Ended June 30, 2014	Year Ended June 30, 2013	Change Amount	%
Revenues	$2,610,024	3,563,165	$(953,141)	(27)%
Cost of Goods Sold	2,089,423	2,671,572	(582,149)	(22)%
Gross profit	520,601	891,593	(370,992)	(42)%
Selling ,general and administrative expenses	1,839,780	1,330,146	509,634	38%
Bad Debt Expense	2,537,697	842,946	1,694,751	201%
Depreciation and amortization	77,909	82,240	4,331	5%
Impairment of investment	24,905	-	24,905	-
Impairment of ginseng crops	-	1,227,979	(1,227,979)	(100)%
Interest expense	802,232	251,790	338,836	135%
Provision for income taxes	-	-	-	-
Discontinued Operations	-	$(802,496)	802,496	(100)%
Net Loss	$(4,761,922)	$(3,646,004)	$(1,115,918)	31%

Revenue

Products	June 30, 2014 Revenue	% of total revenue	June 30, 2013 Revenue	% of total revenue	2014-2013 Variance of Quantity		2014-2013 Variance of Unit Price	2014-2013 Dollar Variance	% change
Ginseng (production)	$821,534	31%	$1,924,109	54	(26,630	)kg	$14	(1,102,575)	(57)%
Ginseng (purchase)	1,661,238	64%	1,247,108	35	(16,462	)kg	68	414,130	33%
Ginseng Beverage	0	0	71,263	2	-			(71,263)	(100)%
Wine	0	0	2,618	0	-			(2,618)	(100)%
Aoweisi Cosmetic Product	50,450	2%	318,067	9	(1,764	)box	14	(267,617)	(84)%
Ruiersui Capsules	76,802	3%	0	-	0		0	76,802	-
Total	$2,610,024	100	$3,563,165	100				(953,141)	(27)%

Our total revenue decreased from $3,563,165 for the year ended June 30, 2013 to $2,610,024 for the year ended June 30, 2014, a decrease of $953,141 or 27%. The decrease was primarily due to the decrease of the sales of self-production ginseng, wine, ginseng beverage and Aoweisi Cosmetic.

The sales revenue from our ginseng production includes our own farming production and ginseng purchased from the farmers who leased land from us, collectively referred as our grown ginseng.  For the year ended June 30, 2014, the sales of our grown ginseng decreased by $1,102,575 or 57%, compared to the year ended June 30, 2013.  The decrease of sale s revenue was caused by significant decrease of quantity we sold to the market.

In August 2012, the typhoon "Bolaven" landed at Mudanjiang Ginseng Farm causing a significant loss on our own ginseng production. As a result of the typhoon damage, the ginseng we harvested in fiscal year 2014 from Yanbian Huaxing was not qualified as raw material to make ginseng juice and we had to sell to the market. The Typhoon also caused harvested ginseng for the year ended June 30, 2014 to decrease by 26,630kg.

Although the damage caused by the typhoon will reduce the production of our grown ginseng leading  our ginseng juice production to be more dependent on outside sources for raw material supplies,  we believe this damage should not have a significant impact on our ginseng beverage business due to the following reasons: 1) our current inventory for stored high quality fresh ginseng enables us to produce approximately one million cans of ginseng juice; 2) we did not have any sales of ginseng juice due to short cash to produce ginseng juice and only sold 5113 boxes (59,477 cans) of ginseng juice during the years ended June 30, 2014 and 2013, respectively. We do not foresee it will exceed one million cans of ginseng during the year of 2015; 3) in the past, high quality ginseng purchased from the outside farmers has been a major source of raw material supplies for our ginseng juice production and we will continue purchasing ginseng from outside sources for ginseng juice production based on our production needs; and 4) we maintain good relationships with ginseng farmers and are well known in local ginseng industry. We have not encountered any difficulty and do not expect any in purchasing high quality ginseng from outside sources.

On the other hand, resale revenue of ginseng we purchased from the open market based on our major customers’ orders increased from $1,247,108 for the year ended June 30, 2013 to $1,661,238 for the year ended June 30, 2014, an increase of $414,130 or 33%. The increase was mainly caused by the increased resale price we sold to the major customers. The average resale price of the purchased ginseng increased by $68/Kg, or 180% during the year ended June 30, 2014, compared to the year ended June 30, 2014.

There was no ginseng juice sale for the year ended June 30, 2014 because we were not able to produce any ginseng juice due to very limited cash flow issue. However, the Company is going to raise capital from outside investors to fund the production and we plan to 1) adjust our marketing strategy of ginseng beverages by applying a new reduced size ginseng beverage in the fiscal year 2014; 2) enhance Hong Kong Huaxia sales force through training classes and/or hiring more experienced sales person; 3) adjust our online shopping platform to make it easier to access, and more convenient for customers; and 4) looking for the opportunity to work with other beverage company.

We believe that we will be able to raise the capital to make ginseng juice and improve the sale of ginseng beverages through the above changes and expect that sales of ginseng beverage will rise to 70% of our revenue in the next five years. However, there is no assurance that our sales of ginseng beverage will meet our expectation as the market conditions may change.

The remaining 5% of our revenue for the year ended June 30, 2014 was generated from resale Ruiersui capsules of $76,802 and Aoweisi cosmetic of $50,450, respectively. Those two products were sold through Hong Kong Huaxia based on consumers’ special orders. We do not expect this to be a major source of our revenue in the future.

Cost of Goods Sold

	30-Jun-14 Cost of goods Sold	% of total cost of goods sold	30-Jun-13 Cost of good sold	% of total cost of goods sold	2014-2013 Variance Quantity		2014-2013 Variance Of Unit Price	2014-2013 Dollar Variance	% Change
Ginseng (production)	$713,315	34%	$1,427,154	53%	(26,630	)kg	35.67	$(713,839)	(50)%
Ginseng (purchase)	1,368,177	65%	1,126,869	42%	(16,462	)kg	47.44	241,308	21%
Ginseng Beverage production	0	0%	71,598	3%				(71,598)	(100)%
wine production	0	0%	1,336	-				(1,336)	(100)%
Aoweisi Cosmetic Product	1,836	0%	44,615	2%	(1,764	)box		(42,779)	(96)%
Ruiersui Capsules	6,095	1%	0					6,095	-
Total	$2,089,423	100	2,671,572	100				$(582,149)	(22)%

Our total cost of goods sold decreased from $2,671,572 for the year ended June 30, 2013 to $2,089,423 for the year ended June 30, 2014, a decrease of $582,149 or 22%.  The mainly reason for the decrease was the cost of own ginseng production.

1. The total cost of ginseng production decreased from $1,427,154 for the year ended June 30, 2013 to $713,315 for the year ended June 30, 2014, a decrease of $713,839 or 50%. The decrease was mainly caused by the fact that we harvested less ginseng in the fiscal year ended June 30, 2013 due to the damages on our farm lands from a typhoon in August 2012. Therefore, we had a less variable cost, such as labor cost on harvest ginseng in the year ended June 30, 2014.

2. The cost of resale of purchased ginseng increased from $1,126,869 for the year ended June 30, 2013 to $1,368,177 for the year ended June 30, 2014. The increased purchasing cost was primarily due to the overall increase of price in the ginseng market.

Cost of Sales as a percentage of revenue increased by 5% in the year ended June 30, 2014 as compared to the year ended June 30, 2013. The increase was primarily due to the increase of cost of goods sold attributable to purchased ginseng as compared to the fiscal year of 2013.

Gross Profit

The gross profit decreased from $891,593 for the year ended June 30, 2013 to $520,601 for the year ended June 30, 2014, a decrease of $370,992 or 42%. The decrease was primarily due to the decrease in our overall product sales and our product mix.

Selling General and Administration Expenses

Selling, general and administrative expenses increased from $1,330,146 for the year ended June 30, 2013 to $1,839,780 for the year ended June 30, 2014, an increase of $509,634, or 38%. The increase in 2014 was due to the increase in our operation expense from Yanbian Huaxing, such as salary for the workers who clear purchased ginseng.

Bad Debt Expense

The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  The bad debt expense increased by $1,694,751,or 201% from $842,946 for the year ended June 30, 2013 to $2,537,697 for the year ended June 30, 2014. The increase in bad debt expense in 2014 was due to the determination that certain past due receivables from 2013 were uncollectible.

Depreciation and Amortization

Depreciation and amortization was $77,909 for the year ended June 30, 2014, compared to $82,240 for the year ended June 30, 2013, a decrease of $4,331 or 5%.

Impairment of Investment

During the year ended June 30, 2014, the Company determined its’ investment in Changchun Zhongshen Beverage Co. Ltd. was impaired as it ceased operations. As such, the Company recorded an impairment loss of $24,905 for the year ended June 30, 2014.

Impairment of Ginseng Crops

In August 2012, a typhoon struck the Mudanjiang Ginseng Farm destroying approximately 112,000 square meters of planted ginseng having an approximate value of $1,227,979. This loss was charged to operations during the year ended June 30, 2013.

Interest Expense

Our interest expense increased by $550,442, from $251,790 for the year ended June 30, 2013 to $802,232 for the year ended June 30, 2014, representing a 219% increase.  Interest expense includes an amount for imputed interest relating to non-interest bearing loans to related parties aggregating $108,548 and $128,008 for the years ended June 30, 2014 and 2013, respectively. The increase in interest expense was due to a new loan of Hong Kong Huaxia of $5,928,042 and an increase in other loans of $1,931,619.

Income Tax Expense

There is no income tax expense for the year ended June 30, 2014.

Net Loss

As a result of the above factors, net loss was $4,761,922 for the year ended June 30, 2014, an increase of $1,115,918 or 31%, as compared to the net loss of $3,646,004 for the year ended June 30, 2013.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on June 30, 2014 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $211,796 and $(169,400) for the year ended June 30, 2014 and 2013, respectively. And we have comprehensive loss of $4,550,126 and $3,815,404 for the year ended June 30, 2014 and 2013, respectively.  The assets and liabilities amounts with the exception of equity for the year ended June 30, 2014 were translated at 6.15280 RMB to 1.00 USD as compared to 6.1787 RMB to 1.00 USD for the year ended June 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the year ended June 30, 2014 and 2013 were 6.14350 RMB and 6.27968 RMB, respectively.

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

As of June 30, 2014, we had working capital deficit of $11,616,962 compared to a working capital deficit of $1,223,760 as of June 30, 2013.

As of June 30, 2014, there was no change in our loan payments compared with June 30, 2013 since the loans remained constant. As of June 30, 2014, we had an outstanding loan of 2,000,000 RMB (about $316,211) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

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

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   On June 27, 2013, the Company decided to dispose of the assets and liabilities of Tonghua Linyuan to a third party and plans to close Tonghua Linyuan. The Company has retained $508,347 in contingent liabilities of Tonghua Linyuan for the year ended June 30, 2014.

On August 30,  2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,300,221) from the same lender.  The principal terms of the new 8 million RMB bank loan agreements are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

●	Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,264,842 ) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014

●

The loan carries a benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $ 14,838) on August 21, 2012. And from September, 2012 to June 30, 2013, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash. For the year ended June 30, 2014, we paid $154,635 in accrued interest.

●	Repay the principal by installments according to the following repayment plan: principal payment of RMB1M (approximately USD $162,528) on September 20, 2012, RMB 1M (approximately USD $162,528) on August 29, 2013, RMB 1M (approximately USD $162,528) on December 20, 2013 and RMB 5M (approximately USD $812,637) on August 29, 2014. The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

As of June 30, 2014, there was no change in our loan payments compared to June 30, 2013, since the loans remained constant.  Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender.

On October 29, 2013, the Company borrowed $5,929,461 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company.  The loan term was to February 28, 2014, and the Company is to pay $211,606 (RMB 1,300,000) in interest over the life of the loan.   The loan is secured by the assets of Jilin Huaxia

The Company has loans with various individuals and finance companies totaling $1,984,219 (RMB 12,208,500). These loans have various maturity dates ranging from on demand to June 30, 2014. The loans bear interest at 3% per annum.

As of June 30, 2014 and 2013, we had notes payable of approximately $1,389,124 and $1,279,982 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders.  The individuals loaned us funds, which are interest free, which have no specific repayment date and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

As of June 30, 2014, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Discussion of Cash Flow

Cash flows results for the fiscal years ended June 30, 2014 and 2013 are summarized as following:

	June 30, 2014	June 30, 2013
Net cash provided by(used in) operating activities	$(2,275,429)	$108,478
Net cash provided by(used in) investing activities	(5,929,461)	(13,497)
Net cash provided by financial activities	8,001,172	17,545

Operating activities

Cash flows used in operating activities is  $2,275,429 for the year ended June 30, 2014, compared to the cash flows of $108,478 provided by operating activities for the year ended June 30, 2013. This change was due to the net losses of $4,761,922, in addition to an increase in accounts receivable of $680,426 and decreased in payment received in advance of $136,007. These amounts were offset by a bad debt expense of $2,051,386, a decrease in ginseng crops of $675,246 and a decrease in prepaid expense amount of $273,801.

The increase in accounts receivable was primarily due to the temporarily uncollected amount from the sales of ginseng held by Yanbian Huaxing. The decrease in ginseng crops was due to the harvesting and sale of the majority of the Company’s remaining ginseng in 2014, without significant planting.

The bad debt expense was due to the determination that certain past due receivables from 2013 were uncollectible.  A decrease in payment received in advance and a decrease in prepaid expense was due to decreased sales on farming ginseng and Aoweisi cosmetic products.

Investing activities

Cash flows used in investing activities amounted to $5,929,461 for the year ended June 30, 2014, which consisted of a deposit made on the purchase of equipment of $5,929,461. During the six months ended December 31, 2013,  Hong Kong Huaxia borrowed a short term loan of $6,065,932 to invest in Jinlin Huaxia so that Jinlin Huaxia can use the fund to purchase  an irrigation system, a temperature control system, and two CNC machine tools for our operation use. The loan term is to December 28, 2014 and secured by $5,929,461 the assets of Jinlin Huaxia Cash flows provided by investing activities amounted to $13,497 for the year ended June 30, 2013, which consisted of a purchase of office equipment of $2,689 and return of investment in unconsolidated businesses of $16,186.   In July 2012, the Company purchased a cell phone for sales department; in April 2013, the Company purchased a computer for Hong Kong Huaxia; and in January 2013, the Company withdrew the investment made on September 25, 2011 because Jilin Province Jiliang Beverage Investment Co, Ltd could not provide register fund into the Company.

Financing activities

Cash flows provided by financing activities for the year ended June30, 2014 was $8,001,172, primarily proceeds from a loans payable of $7,859,661 and proceeds from loans payable to related parties of $141,511.

Our cash flows provided by financing activities for the year ended June 30, 2013 was $17,545, from loans payable to related parties.

Going Concern

As indicated in the accompanying financial statements, the Company had an accumulated deficit of $14,169,335 at June 30, 2014, a working capital deficit of $11,616,962 at June 30, 2014 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors

China Ginseng Holdings, Inc. and Subsidiaries

Changchun City, China

We have audited the accompanying consolidated balance sheet of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2014.  China Ginseng Holdings, Inc. and Subsidiaries management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred an accumulated deficit of $14,169,335 since inception, has a working capital deficit of $11,616,962, and there are existing uncertain conditions the Company faces relative to its ability to obtain working capital and operate successfully.  These conditions raise substantial doubt about its’ ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note A.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

October 15, 2014

Tinton Falls, NJ

Reply to: 730 Hope Road	Tinton Falls	NJ 07724	Phone: 732.676.4100	Fax: 732.676.4101
40 Bey Lea Road, Suite A101	Toms River	NJ 08753	Phone: 732.349.6880	Fax: 732.349.1949

Member of CPAmerica International

www.CowanGunteski.com

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$24,782	$19,454
Accounts receivable- net	1,077,506	2,448,466
Inventory	233,412	263,661
Due from related parties	11,900	37,355
Prepaid expenses	73,745	347,546
Total Current Assets	1,421,345	3,116,482
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $447,749 and $369,254 at June 30, 2014 and 2013, respectively	1,458,558	1,530,390

OTHER ASSETS
Deposit on equipment	5,929,461	-
Ginseng crops	6,721	681,967
Intangible assets-patents, net of accumulated amortization of $15,286 and $13,404 at June 30, 2014 and 2013, respectively	2,975	4,780
Investments	-	24,762
Deferred income tax asset	1,231	8,850
Total Assets	$8,820,291	$5,367,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan payable- building purchase	$1,300,221	$485,540
Loan payable- equipment purchase	5,928,042	-
Loans payable- other	1,984,219	52,600
Notes payable – related parties	1,389,124	1,279,982
Accounts payable	1,768,153	1,687,529
Accrued expenses	334,372	286,925
Taxes payable	72,505	149,988
Payments received in advance	261,671	397,678
Total Current Liabilities	13,038,307	4,340,242
OTHER LIABILITIES
Note payable-building purchase, net of current amount	-	809,231
Payable to farmers	873,964	870,300
Liabilities of discontinued operations	510,487	508,347
Total Liabilities	14,422,758	6,528,120

COMMITMENT AND CONTINGENCIES (NOTE Q)	-	-

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value, 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at June 30, 2014 and 2013, respectively	44,398	44,398
Additional paid-in capital	7,606,599	7,498,051
Accumulated deficit	(14,169,335)	(9,407,413)
Accumulated other comprehensive income	915,871	704,075
Total Stockholders’ Deficit	(5,602,467)	(1,160,889)

Total Liabilities and Stockholders’ Deficit	$8,820,291	$5,367,231

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2014	2013

REVENUE	$2,610,024	$3,563,165

COSTS AND EXPENSES
Cost of goods sold	2,089,423	2,671,572
Selling, general and administrative expenses	1,839,780	1,330,146
Bad debt expense	2,537,697	842,946
Depreciation and amortization	77,909	82,240
Impairment of investment	24,905	-
Impairment of ginseng crops	-	1,227,979
Total Costs and Expenses	6,569,714	6,154,883

OTHER EXPENSE
Interest expense	802,232	251,790
Total Other Expense	802,232	251,790

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(4,761,922)	(2,843,508)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(4,761,922)	(2,843,508)

DISCONTINUED OPERATIONS (net of tax)
Gain on disposal	-	695,818
Loss from operations	-	(1,498,314)
Loss from Discontinued Operations	-	(802,496)

NET LOSS	(4,761,922)	(3,646,004)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustment	211,796	(169,400)

COMPREHENSIVE LOSS	$(4,550,126)	$(3,815,404)

NET LOSS PER COMMON SHARE (Basic and diluted)
Loss from continuing operations per share	$(0.11)	$(0.06)
Loss from discontinued operations per share	-	(0.02)
Net loss per share	$(0.11)	$(0.08)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – Basic and diluted	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(4,761,922)	$(3,646,004)
Loss from discontinued operations	-	802,496
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization:
Charged to operations	86,644	82,241
Capitalized in inventory	997	2,589
Impairment of ginseng crops	-	1,227,979
Impairment of investment	24,762	-
Bad debt expense	2,051,386	842,946
Imputed interest	108,548	128,008
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(680,426)	(1,929,103)
(Increase) decrease in inventory	30,249	166,112
(Increase) decrease in prepaid expense	273,801	(28,930)
(Increase) decrease in due from related parties	(6,914)	148,707
(Increase) decrease in amounts due from farmers	-	196,332
(Increase) decrease in Ginseng crops	675,246	644,646
(Increase) decrease in deferred income tax	7,619	165,218
Increase (decrease) in accounts payable	80,624	662,823
Increase (decrease) in taxes payable	(77,483)	(148,465)
Increase (decrease) in payments received in advance	(136,007)	193,536
Increase (decrease) in amounts due to farmers	-	307,449
Increase (decrease) in accrued expenses	47,447	96,297
Net cash used in operating activities- continuing operations	(2,275,429)	(85,123)
Net cash provided by (used in) operating activities- discontinued operations	-	193,601
Net cash provided by (used in) operating activities	(2,275,429)	108,478

Cash Flows from Investing Activities:
Deposit on equipment	(5,929,461)	-
Refund of investment	-	16,186
Purchases of property and equipment	-	(2,689)
Net cash provided by (used in) investing activities	(5,929,461)	13,497

Cash Flows from Financing Activities:
Proceeds from loans payable	7,859,661	-
Proceeds from loans payable to related parties	141,511	17,545
Net cash provided by financing activities	8,001,172	17,545

Effect of exchange rate on cash	209,046	(144,153)

Increase (decrease) in cash	5,328	(4,633)

Cash at beginning of year	19,454	24,087

Cash at end of year	$24,782	$19,454

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2014	2013

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$154,635	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, June 30, 2012	44,397,297	$44,398	$7,370,043	$(5,761,409)	$873,475	$2,526,507

Imputed interest for related party loans	-	-	128,008	-	-	128,008

Net loss for the year ended June 30, 2013	-	-	-	(3,646,004)	-	(3,646,004)
Translation adjustment	-	-	-	-	(169,400)	(169,400)
Balance, June 30, 2013	44,397,297	$44,398	$7,498,051	$(9,407,413)	$704,075	$(1,160,889)

Imputed interest for related party loans	-	-	108,548	-	-	108,548

Net loss for the year ended June 30, 2014	-	-	-	(4,761,922)	-	(4,761,922)
Translation adjustment	-	-	-	-	211,796	211,796
Balance, June 30, 2014	44,397,297	$44,398	$7,606,599	$(14,169,335)	$915,871	$(5,602,467)

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

Yanbian Huaxing controls, through 20 year leases granted by the Chinese Government, approximately 1,500 hectors (3,705 acres) of land used to grow ginseng.  The Company had no operations prior to November 24, 2004. These leases expire through 2024. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectors (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

On August 24, 2005, the Company acquired Jilin Ganzhi Ginseng Produce Co. Limited, whose principal business is the manufacture of Ginseng drinks.

On October 19, 2005, the Company incorporated a new company, Jilin Huamei Beverage Co. Limited (“Jilin Huamei”).

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity was the growing, cultivation and harvesting of a grape vineyard. The Company plans to produce wine and grape juice but to date has not commenced production. As of June 30, 2012, Tonghua Linyuan leased 750 acres of land on which the grapes were planted.  In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests which were not suitable for the production of wine or grape juice. Accordingly, the Company has abandoned the vineyard and recorded a charge to operations of $872,658. The Company has also decided not to renew its leases with the Chinese Government.  The Company will now purchase grapes in the open market to produce wine and grape juice.  On June 30, 2013, the Company sold the assets and liabilities of Tonghua Linyuan to a third party. See Note P.

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

Substantially all of the Company’s operations are in the People’s Republic of China and Hong Kong.

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

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE A – NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

Going Concern

As indicated in the accompanying financial statements, the Company had an accumulated deficit of $14,169,335 at June 30, 2014, a working capital deficit of $11,616,962 at June 30, 2014 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

Foreign Currency Translation

The Company considers the Chinese Renminbi to be its functional currency.   Assets and liabilities were translated into US dollars at period-end exchange rates.  Statement of operations amounts were translated using the average rate during the period.  Gains and losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income, a separate component of stockholders’ deficit.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less.  There were no cash equivalents at June 30, 2014 and 2013.

Inventory

Inventory consists of fresh and dried Ginseng, ginseng drinks and supplies and is stated at the lower of cost or market value.  Cost is determined using the First-In, First-Out (FIFO) Method.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company expenses advertising costs as incurred. For the year ended June 30, 2014 and 2013, advertising expenses were $0 and $1,035, respectively.

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

When the Company sells Ginseng, it receives orders prior to harvest.  For large orders, approximately 20% to 30% is paid upon delivery as payment in advance.  The balance is billed after the customer incurs a lengthy inspection process which can take up to 60 days.  Until the customer finalizes its inspection and deems the shipment acceptable, the shipment is still the property of the Company.  Upon customer completion of inspection and approval, the sale is then recognized and the balance of the invoice price is wired to the Company. For smaller orders, customers pick up the Ginseng from the Company, pay in cash at time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon shipment/payment. During the years ended June 30, 2014 and 2013, no orders were subject to the inspection process.

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

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

For each reporting period, the Company ascertains from each distributor its’ current on hand quantity and assesses the situation in order to establish a return allowance, if necessary.  At June 30, 2014, no inventory was held on consignment. At June 30, 2014 and 2013, no amounts were sold on consignment.

Accounts Receivable and Allowance for Doubtful Accounts

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

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis, and has determined that as of June 30, 2014 and 2013, no additional accrual for income taxes other than the foreign, federal and state provisions and related interest and estimated penalty accruals are considered necessary.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	June 30,
	2014	2013
Buildings and improvements	$1,462,749	$1,456,618
Machinery and equipment	388,159	387,826
Motor vehicles	30,307	30,179
Office equipment	25,092	25,021
	1,906,307	1,899,644
Less accumulated depreciation	(447,749)	(369,254)
	$1,458,558	$1,530,390

Substantially all of the property and equipment is located in China.

Total Depreciation was $77,077 and $83,041 for the years ended June 30, 2014 and 2013, respectively. Depreciation is recorded in the financial statements as follows:

	Year Ended
	June 30,
	2014	2013
Depreciation Expense	$76,080	$80,452
Capitalized Ginseng Crops	997	2,589
	$77,077	$83,041

Depreciation expense is included within Depreciation and amortization on the consolidated Statements of Operations.  Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE D –DEPOSIT FOR EQUIPMENT PURCHASE

In November of 2013, the Company made a deposit of $5,929,461 (RMB 36,474,054) with a supplier for the purchase of equipment for the Companies ginseng farms. Prior to delivery of the equipment, the Company determined that this equipment was not best suited for its’ farms and cancelled the purchase. The deposit remains on hand with the supplier. The Company and supplier and negotiating for the delivery of different equipment or the return of the deposit.

NOTE E –INVENTORY

Inventory is comprised of the following at:

	June 30,
	2014	2013
Raw materials	$226,130	$213,209
Finished goods	2,911	46,100
Operating supplies	4,371	4,352
	$233,412	$263,661

At June 30, 2014 and 2013 there were no shipments of Ginseng at customer locations awaiting inspection and approval that would be subject to invoicing.

In March of 2013, the Company determined that the grape juice inventory held at Tonghua is no longer saleable.  As such, the Company wrote off inventory with a value of 8,855,286 RMB (US$ 1,410,149) at June 30, 2013.  Such amount is included within Discontinued Operations on the Statement of Operations.

NOTE F – INVESTMENTS

In December 2010, the Company invested $24,868 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method. During the year ended June 30, 2014, the Company determined this investment was impaired as Zhonghsen ceased operations. As such, the Company recorded an impairment loss of $24,905 for the year ended June 30, 2014.

In September 2011, the Company entered into an agreement with three other companies to establish a new entity, Jilin Province Jiliang Beverage Investment Management Co., Ltd (“Jilin Jiliang”). The purpose of Jilin Jiliang is to provide investment and project consultation. Under the agreement, the Company was required to invest a total of $81,264 (RMB 500,000) for a 10% interest in Jilin Jiliang by September 25, 2012.  In September 2011, the Company invested $16,253 (RMB 100,000) in Jilin Jiliang. During the year ended June 30, 2013, Jilin Jiliang returned the $16,253 (RMB 100,000) investment to the Company

NOTE G – GINSENG CROPS

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

Currently, the Company has land grants from the Chinese government for approximately 1,500 hectors of land (approximately 3,705 acres) to grow Ginseng which were awarded in April and May 2005. These grants are for 20 years and the management of the Company believes that the grants will be renewed as the grants expire in different areas.  However, there are no assurances that the Chinese government will continue to renew these grants in the future. The planting of new Ginseng is dependent upon the Company’s cash flow and its ability to raise working capital. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectors (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE G – GINSENG CROPS (CONTINUED)

The Company has planted approximately 287,984 square meters of land. The Company plans to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year. The Company plans on harvesting the existing 2,664 square meters of ginseng in 2017.

In August 2012, a typhoon struck the Mudanjiang Ginseng farm destroying approximately 111,839 square meters of planted ginseng having an approximate value of RMB 6,754,675 (US$ 1,075,640), which was charged as an Impairment loss in the Statement of Operations.

An analysis of ginseng crop costs is as follows for each of the applicable periods.:

	June 30,
	2014	2013
Beginning Crop Costs	$681,967	$2,495,543
Currency Conversion Adjustment to Beginning Balance	-	-
Capitalized Costs During Year:
Wages	21,162	381,803
Fertilizer	-	1,457
Ginseng Shelf	-	59,701
Field clearing and cultivation	-	81,400
Farmer lease fee net of management fee	-	301,473
Depreciation	996	2,589
Other	3,399	4,385
Total Capitalized Costs	25,557	832,808
Less:
Impairment of ginseng crops	-	(1,075,640)
Cost of crops harvested	(700,803)	(1,570,744)
	(700,803)	(2,646,384)

Ending Crop Costs	6,721	681,967
Less: Current portion	-	-
Non-Current Portion of Crop Costs	$6,721	$681,967

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE H – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants.  The farming contracts commenced in January 2008 and ended in 2013.  In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris.  These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage.  The Company pays the farmers market price for their Ginseng.  If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased.  If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers.   The Company has also recorded a payable to the farmers for the net management fee due to the farmers.  The liability at June 30, 2014 and 2013 was $873,964 and $870,300, respectively.  The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

NOTE I - INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization are as follows:

	June 30,
	2014	2013

Cost	$18,261	$18,184
Less accumulated amortization	(15,286)	(13,404)
	$2,975	$4,780

Amortization expense was $1,829 and $1,789 for the years ended June 30, 2014 and 2013, respectively.

NOTE J – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the company’s inventory and equipment. The loan balance at, June 30, 2014 and 2013 is $325,055 and $323,693, respectively.  The loan balance is included in Liabilities of Discontinued Operations on the accompanying Balance Sheet.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE K – NOTE PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,462,749 (RMB 9,000,000). On June 24, 2011, the Company made payment of $81,264 (RMB 500,000) leaving a balance of $1,381,485 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 162,528) in September 2012; 1,000,000 RMB (USD 162,528) on August 29, 2013; 1,000,000 RMB (USD 162,528) on December 20, 2013 and 5,000,000 RMB (USD 812,637) on August 29, 2014.  None of these payments were not made by the Company and the note is thus in default.

NOTE L – NOTE PAYABLE – EQUIPMENT PURCHASE

On October 29, 2013, the Company borrowed $5,929,461 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company.  The loan term was to February 28, 2014, and the Company was to pay $211,606 (RMB 1,300,000) in interest over the life of the loan.   The loan is secured by the assets of Jilin Huaxia.  On March 3, 2014, the loan term was extended to June 30, 2014 in order to allow for the Company to receive the proceeds from the deposit made to purchase equipment. The loan has not been repaid and is in default. See Note D for corresponding deposit for equipment purchase.

NOTE M – NOTE PAYABLE – OTHER

The Company has loans with various individuals and finance companies totaling $1,984,219 (RMB 12,208,500) at June 30, 2014 and $52,600 (RMB 325,000) at June 30, 2013.  These loans have various maturity dates ranging from on demand to June 30, 2014. The loans bear interest at 3% per month.

NOTE N - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  At June 30, 2014 and June 30, 2013 funds borrowed to fund the current operations of the Company were $1,389,124 and $1,279,982, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $108,548 and $128,008 which has been recorded in the financial statements for the years ended June 30, 2014 and 2013, respectively.

At June 30, 2014 and 2013, the Company had receivables from related parties aggregating $11,900 and $37,355, respectively.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE O – PROVISION FOR INCOME TAXES

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

Deferred tax assets consist of the following at:

	June 30,
	2014	2013
Timing difference related to inventory provisions	$1,231	$8,850
Net operating losses	2,567,252	1,376,771
Valuation allowance	(2,567,252)	(1,376,771)
Deferred income tax asset	$1,231	$8,850

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax laws, the Company are not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	June 30,
	2014	2013
China	$7,361,710	$3,730,738
United States	2,907,296	1,776,346
	$10,269,006	$5,507,084

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE O – PROVISION FOR INCOME TAXES (CONTINUED)

The components of income before taxes are as follows:

	For the Year Ended
	June 30,
	2014	2013
China	$(3,630,972)	$(2,982,596)
United States	(1,130,950)	(663,408)
	$(4,761,922)	$(3,646,004)

The provision for income taxes consists of the following:

For the Year Ended
June 30,
	2014	2013
China	$-	$-
United States	-	-
	$-	$-

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the years ended June 30, 2014 and 2013, respectively, is as follows:

	June 30,
	2013	2012
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Earnings taxed at other than United States statutory rate	-	-
Effective tax rate	-%	-%

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE P – DISCONTINUED OPERATIONS

On June 30, 2013, the Company discontinued its' grape production operations.  The Company sold the assets and liabilities of Tonghua Linyuan, and closed Tonghua Linyuan.  The following summarizes the operations of Tonghua Linyuan with the years ended June 30, 2014 and 2013:

	June 30,
	2013	2013
Revenues	$-	$-
Total costs and expenses	-	(1,455,858)
Operating loss	-	(1,455,858)
Other expense	-	(42,456)
Provision for taxes	-	-
Loss from discontinued operations before disposal	-	(1,498,314)
Gain on disposal	-	695,818
Loss from discontinued operations	$-	$(802,496)

The Company has retained $510,487 in contingent liabilities of Tonghua Linyuan.

NOTE Q – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with various individuals in China. The following summarizes the contractual commitments under these agreements:

Year ended June 30,	Commitment
2015	$53,882
2016	43,315
2017	20,509
Total	117,706

The Company has one year leases for its corporate offices in China aggregating 200,727 RMB per year (USD $32,673) expiring on December 31, 2014. The commitments for these leases at June 30, 2014 was 100,364 RMB (USD $16,337).

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE Q – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectors of land (3,705 acres) to grow Ginseng. These grants are for 20 years. There is no assurance that the Chinese government will continue to renew these grants in the future. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectors (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

The Company had a 15 year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes.  The lease expired December 31, 2014. The annual lease fee is 187,500 RMB or approximately $29,600 per year to lease the acreage.  The land and buildings on the premises have a separate lease concurrent with the property lease. The Company sold this lease as part of the sale of the assets of Tonghua Linyuan.

In 2008, the Company entered into a 5 year lease to refrigerate and store fresh Ginseng. The annual lease fee approximates $15,500 per year.

Rent expense was $32,584 and $35,436 for the years ended June 30, 2014 and 2013, respectively.

NOTE R – CONCENTRATIONS

In the year ended June 30, 2014, one customer accounted for 64% of revenues and another two customers accounted for 25% of revenues.  No other customer accounted for more than 10% of revenues.

In the year ended June 30, 2013, two customers accounted for 28% of revenues and another customer accounted for 12% of revenues.  No other customer accounted for more than 10% of revenues.

NOTE S – OPERATING SEGMENTS

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

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE S – OPERATING SEGMENTS (CONTINUED)

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different productions techniques and market to different classes of customers.

Year ended June 30, 2014:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$2,610,024	$-	$2,610,024
Net income (loss)	(1,130,950)	(3,630,972)	-	(4,761,922)
Total Assets	17,243	8,803,048	-	8,820,291

Other significant items:
Depreciation and amortization	1,582	76,327	-	77,909
Interest	46,873	755,359	-	802,232
Expenditures for fixed assets	-	-	-	-
Income tax expense	-	-	-	-
Impairment of investment	-	24,905	-	24,905

Year ended June 30, 2013:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$3,563,165	$-	$3,563,165
Net income (loss)	(663,408)	(2,180,100)	(802,496)	(3,646,004)
Total Assets	89,610	5,277,621	-	5,367,231

Other significant items:
Depreciation and amortization	2,244	79,996	-	82,240
Interest	52,891	198,899	-	251,790
Expenditures for fixed assets	272	2,417	-	2,689
Income tax expense	-	-	-	-
Impairment of ginseng crops	-	1,227,979	-	1,227,979

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of June 30, 2014. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of June 30, 2014 due to the existence of the following material weaknesses:

●	As of June 30, 2014, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission;

●	As of June 30, 2014, there were insufficient written polities and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of June 30, 2014, there was a lack of segregation of duties, in that we only had one person performing all accounting related duties;

●	As of June 30, 2014, there was no independent audit committee.

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

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2014. The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.

Name	Age	Position
Liu, Changzhen	59	Chairman of the Board and Chief Executive Officer
Ren, Ying	53	Chief Financial Officer
Cai, Xiaohua	35	Chief Marketing Officer
Zhang, Yuxiang	66	General Manager of Jilin Province Ganzhi Ginseng Products Co., Ltd.; Director
Sun, Hui	54	Director
Ouyang, Qing	46	Director
Song, Jiankun	50	Director

Liu, Changzhen joined us as Chairman of the Board and Chief Executive Officer upon our formation.  Between 1995 and 2004, he was Chairman and General Manager of Ginseng Group in Jilin Province, China.  As a founder of the Company, Mr. Liu has a deep understanding of all aspects of our business and substantial experience of developing corporate strategy, assessing emerging industry trends.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	Option Awards ($)(f)	NonEquity Incentive Plan Compensation ($)(g)	Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)	Total ($)(j)
Liu Changzhen,	2014	15,631							15,631
Chairman of the Board and CEO	2013 2012	15,108 15,108							15,108 15,108

Ying Ren,	2014	5,862							5,862
CFO	2013	5,664							5,664
	2012	5,664							5,664

Cai Xiaohua,	2014	19,539							19,539
Chief Marketing Officer	2013 2012	17,564 17,564							17,564 17,564

Narrative disclosure to summary compensation table

The following discloses key terms of employment contracts we maintain with the following individuals:

Liu, Changzhen

●	Contract Period: January 1, 2014 to January 1,2017

●	Job Description: CEO

●	Remuneration: approximately $1,303 per month; $15,631 per year

Ren, Ying

●	Contract Period: January 1, 2014 to January 1, 2017

●	Job Description: Chief Financial Officer

●	Remuneration: approximately $488.5 per month; $5,862 per year

Cai, Xiaohua

●	Contract Period: February 1, 2014 to February 1, 2017

●	Job Description: Chief Marketing Officer

●	Remuneration: approximately $1,628 per month; $19,539 per year

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of June 30, 2014.

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

Board of Directors

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors. Our directors have not received any kind of compensation including cash, stock, options, non-equity incentive plan compensation, nonqualified deferred compensation earnings or other compensation for fiscal year 2014.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 13, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of October 13, 2014, we had 44,397,297 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 13, 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of 13, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Notwithstanding the foregoing, because the Series M Preferred Stock votes on as converted basis with the Common Stock, we have included the owners of such stock in this table.  Accordingly, we calculate beneficial ownership for purposes of this table as follows:

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
4 Yuhuangwei
Longquan Street
Dongchang District
Tonghua, Jilin, China

Zhang, Yingdong	30,000	.07%
703 Dongfeng St,
Luyuan District,
Changchun City, Jilin

Zhang, Yuxiang	35,000	.08%
20-1-8 Yishou Rd
Meihekou, Jilin
China

Liu, Changzhou	10,100,200	[2]	22.75%
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

This table is based upon information derived from our stock records. Applicable percentages are based upon 44,397,297 shares of common stock outstanding as of October 13, 2014.

[1] Owned 1,963,749 in the name of Lianhua Wang and 550,000 shares in the name of Shuchun Wang, husband and wife.

[2] Mr. Liu owns 550,000 shares of common stock from August 12, 2004; however, he also has voting power of 9,550,200 shares of common stock purchased by his relatives and friends in certain Regulation S Private Placements from 2002 to 2007. A list of shareholders owning the 9,550,200 shares is filed as Exhibit 10.27 to our Form 10-K for year ended June 30, 2012.

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

Summary of Related Party Loans

As of June 30, 2014 and 2013, the Company had receivables from related parties aggregating $$11,900 and $37,355. These balances relate to unsettled business and travel advances. The amounts advanced by individual are as follows:

Individual	June 30, 2014	June 30, 2013
Liang Shuang (1)	$-	$5,465
Liu, Yu (2)	-	9,317
	2,710	-

Qiu,Xia (3)	-	10,682
Sun, Hui (4)	8,125	-

Li, Tao (5)		3,027
Chu, Mingkun (6)		1,551

Gao Jichang(7)	577	4,754
Jiang Yan(8)	-	1,012
Others under $1,000 (9)	488	1,547
Total:	11,900	$37,335

Note:

1)	Mr. Liang is an employee of the Company shareholder; he is not related to any officer or director of the Company;
2)	Ms. Liu, Yu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
3)	Ms. Qiu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
4)	Mr. Sun is the independent director of the Company;
5)	Mr. Li is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
6)	Mr. Chu is an employee of the Company and shareholder; he is not related to any officer or director of the Company;
7)	Mr. Gao is an employee of the Company ; he is not related to any officer or director of the Company;
8)	Mr. Jiang is an employee of the Company, he is not related to any officer or director of the Company;

As of June 30, 2014 and 2013, funds borrowed to fund the current operations of the Company were $1,389,124 and $1,279,982, respectively.

Individual	June 30, 2013		June 30, 2013
Gao, Jichang(1)		$88,845.00	$77,063
Wan Yu-Min(2)		$0	14,637
Xiang, Yilin(3)		$300,205.00	300,205
Zhang, bai ling(4)		$12,352.00	12,300
Liu, Changzheng(5)		$271,192.00	229,344
Ren, Ying(6)		$33,080.00	5,855
Liang, Shuang(7)		$102,446.00	29,017
Gao Hong(8)		$4,876.00	4,936
Zhao, Zhigang(9)		$106,511.00	106,511
Chi, hongyan(10)		$3,795.00	3,779
Zhang, Jianzhou(11)		$122,967.00	122,637
Li MiGe(12)		$2,635.00	2,635
Ji Lin Province Easy Finance Small Loans Limited(13)		$32,506	--
Guo Chuan Cheng(14)		$4,226.00	2,007
Zhang,Fungling (15)		$7,444	--
Chu Ming Kun(16)		$3,286.00	1,910
Wang, Jiazhen (17)		$6,501	--
Liang, Chunhui (18)		$6,209	--
Chen Shi Yu(19)		$4,031.00	--
Wang, Changjiang (20)		$2,543.00	44,490
Li, Tao(21)		$4,027.00	--
Lu, Wen Ying (22)		$14,931.00	44,205
Jin Ying Shu(23)		$5,374.00	334
Wang, Jinhong (24)		1,422	--
Su, Jiangong(25)		$0	324
Chang, Chueng Yuk (26)		$105,202.00	78,894
Zhang, xiuyan(27)		$0	302

Yu, Xiao Mei(29)		$0	100
Tong chun yan(30)		$81.00	81
Jia feng yan(31)		$81.00	81
Xiu yan(32)		$81.00	81
Lliang qiu zhi(33)		$81.00	81
Jiang yan hua(34)		$162.00	162
Zhang lin(35)		$81.00	81
Li shu zhen(36)		$81.00	81
Sun you(37)		$81.00	81
Hou yue xin(38)		$81.00	81
Hou xiu li(39)		$81.00	81
Zhang yan hong(40)		$81.00	81
Yang, Dan(41)		$32.00	32
Guo, Chunsheng(42)		$15.00	15
Guo, Chunshen (43)		$0	(87)
Jilin Yi Rong of Microfinance Limited(44)		$0	32,369
Kong, Fanrong(45)	$	,347.00	26,347
Liu, Yaqin(46)		$26,849.00	26,849
Liu, Changfu(47)		$12,610.00	12,610
Kong, Fanyi(48)		$16,438.00	25,221
Yin, Xiuyan(49)		$12,594.00	12,594
Li, Haijing(50)		$0	7,246
Kong, Fanmin(51)		$10,968.00	10,968
Liu, Na(52)		$9,752.00	9,711
Liu Yu(53)		$14,286.00	14,286
Liu, Lipo(54)		$8,346.00	8,346
Tang, Yao(55)		$3,251.00	3,237
Zhao, Fengchun(56)		$4,957.00	4,936
Others(57)		2,439	0

Total		$1,389,124	$1,270,826

Note:

1)	Mr. Gao Jinchang is an employee of the Company; he is not related to any officer or director of the Company;
2)	Ms. Wan Yumin is an employee of the Company shareholder; he is not related to any officer or director of the Company;
3)	Ms. Xiang Yilin is a shareholder of the Company; he is not related to any officer or director of the Company;
4)	Ms. Zhang, bai ling is employee of the Company; he is not related to any officer or director of the Company;
5)	Mr. Liu Changzhou is the CEO of the Company;
6)	Ms. Ren Ying is the CFO of the Company;
7)	Mr. Liang, Shuang is an employee of the Company; he is not related to any officer or director of the Company;
8)	Ms. Gao Hong is an employee of the Company; he is not related to any officer or director of the Company;
9)	Mr. Zhao Zhigang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
10)	Ms. Chi Hongyan is an employee of the Company shareholder; he is not related to any officer or director of the Company;
11)	Mr. Zhang Jianzhou is an employee of the Company shareholder; he is not related to any officer or director of the Company;
12)	Ms. Li Mige an employee of the Company shareholder; he is not related to any officer or director of the Company;
13)	Mr. Sun Hui is a director of the Company;
14)	Mr. Guo Chuncheng is an employee of the Company shareholder; he is not related to any officer or director of the Company;
15)	Mr. Zhang, Fuling is an employee of the Company, he is not related to any officer or director of the Company;
16)	Mr. Chu Minkun is an employee of the Company shareholder; he is not related to any officer or director of the Company
17)	Ms. Wang, Jiazhen is an employee of the Company shareholder; he is not related to any officer or director of the Company;
18)	Mr. Liang Chunhui is an employee of the Company; he is not related to any officer or director of the Company;
19)	Ms. Chen Shiyu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is not related to any officer or director of the Company;
20)	Mr. Wang, Changjiang is an employee of the Company; he is not related to any officer or director of the Company;
21)	Ms. Li Tao is an employee of the Company shanreholder; he is not related to any officer or director of the Company;
22)	Ms. Lu Wenying is an employee of the Company; he is not related to any officer or director of the Company;
23)	Ms. Jin Yingsun is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; she is not related to any officer or director of the Company;
24)	Mr. Wang Jinhong is an employee of the Company; he is not related to any officer or director of the Company;
25)	Mr. Sun Jiangong is a shareholder of the Company; he is not related to any officer or director of the Company;
26)	Mr. Chang, Chueng Yuk is ; a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
27)	Ms. Zhang Xiuyan is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;

29)	Ms. Yu Xiaomei is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
30)	Ms. Tong Chunyan is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
31)	Ms. Jia Fengyan is an employee of the Company; he is not related to any officer or director of the Company;
32)	Ms. Xiu Yan is a employee of the Company; he is not related to any officer or director of the Company;
33)	Mr. Liang Qiuzhi is an employee of the Company shareholder; he is not related to any officer or director of the Company;

34)	Ms. Jiang Yanhua is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
35)	Ms.Zhang Lin an employee of the Company shareholder; he is not related to any officer or director of the Company;
36)	Ms. Liu Shuzhen is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
37)	Mr. Sun You is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
38)	Mr. Hou Yuexin is ; a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
39)	Mr. Hou Xiuji is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; he is not related to any officer or director of the Company;
40)	Ms. Zhang Yanhong is a shareholder of the Company; he is not related to any officer or director of the Company;

42)	Mr. Guo Chunsheng is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
43)	Mr. Guo Chunshen is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
44)	Jilin Yi Rong of Microfinance Limited is a loan company;
45)	Ms. Kong Fanrong is CEO’s wife;
46)	Ms.Liu Yaqin is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. She is a cousin of Mr. Liu, Changzheng, the CEO of the Company;
47)	Mr. Liu Changfu is an shareholder of the company; he is not related to any officer or director of the Company;
48)	Mr. Kong Fanyi is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. He is a brother in law of Mr. Liu, Changzheng, the CEO of the Company;
49)	Ms. Yin Xiuyan is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is not related to any director or officer of the Company;
50)	Mr. Li Haijing is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
51)	Ms. Kong Fanming is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is sister in law of Mr. Liu Changzhou, the CEO of the Company;
52)	Ms. Li Na is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is a nephew of Mr. Liu, Changzheng, the CEO of the Company;
53)	Mr, Liu Yu a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
54)	Mr. Liu, Lipo is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
55)	Ms.Tang Yao is an employee of the Company; she is not related to any officer or director of the Company;
56)	Mr. Zhao Fengchun is an employee of the Company; she is not related to any officer or director of the Company;

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Cowan, Gunteski & Co., P.A. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2014 were approximately $93,000.

The aggregate fees billed for professional services rendered by Meyler & Company, LLC. for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2013 were approximately $85,000.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

NONE

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a)      (1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(b)      EXHIBITS

Item 2

1.	Yanbian Huaxing Ginseng Industry Co. Ltd Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Form 10-12G filled on August 6, 2010)

2.	Meihekou City Ginseng Company, Ltd. [now known as Jilin Ganzhi Ginseng Products Co. Ltd.] Acquisition Agreement (incorporated by reference to Exhibit 2.2 to our Form 10-12G filled on August 6, 2010)
3.	Tonghua Linyuan Grape Planting Co. Acquisition Agreement (incorporated by reference to Exhibit 2.3 to our Form 10-12G filled on August 6, 2010)

Item 3

1	Articles of Incorporation of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 10-12G filled on August 6, 2010)
2	By-laws of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Form 10-12G filled on August 6, 2010)

Item 4

1	Form of common stock Certificate of the China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 4.1 to our Form 10-12G filled on August 6, 2010)

Item 10

1	Employment Agreement – Ren, Ying dated January 2, 2014
2	Employment Agreement – Liu, Changzhen , dated January 2, 2014
3	Employment Agreement – Cai, Xiaohua, dated January 2, 2014
4	Form of Farmer Agreement (incorporated by reference to Exhibit 10.5 to our Form 10-12G filled on November 10, 2010)
5	Land Rental Agreement (incorporated by reference to Exhibit 10.6 to our Form 10-12G filled on August 6, 2010)
6	Drink formula for our ginseng beverages registered patent (incorporated by reference to Exhibit 10.8 to our Form 10-12G filled on August 6, 2010)
7	Health Food Production Permit for Jinlin Ganzhi issued on June 8m 2012 (incorporated by reference to Exhibit 10.9 to our Form 10-K filed on October 10, 2012)
8	Ganzhi Ginseng Beverage approval No. SFDA G20090249 (incorporated by reference to Exhibit 10.10 to our Form 10-12G filled on August 6, 2010)
9	Ganzhi American Ginseng Beverage approval No. SFDA G20090208(incorporated by reference to Exhibit 10.11 to our Form 10-12G filled on August 6, 2010)

Item 21

1	Governing Documents – Jinlin Huamei Beverage Co. Ltd(incorporated by reference to Exhibit 21.1 to our Form 10-12G/A filled on May 31, 2011)
2	Governing Documents – Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) (incorporated by reference to Exhibit 21.2 to our Form 10-12G/A filled on May 31, 2011)
3	Governing Documents – Tonghua Linyuan Grape Planting Co. (incorporated by reference to Exhibit 21.3 to our Form 10-12G/A filled on May 31, 2011)
4	Governing Documents – Yanbian Huaxing Ginseng Industry Co. Limited (incorporated by reference to Exhibit 21.4 to our Form 10-12G/A filled on May 31, 2011)

Item 31

1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Item 32

1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GINSENG HOLIDNGS, INC.

	By:	/s/ Liu, Changzhen
Liu, Changzhen CHAIRMAN AND CHIEF EXECUTIVE OFFICER

	By:	/s/ Ren, Ying
Ren, Ying
CHIEF FINANCIAL OFFICER

Date: October 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934 this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 14, 2014	By:	/s/ Zhang, Yuxiang
Zhang, Yuxiang DIRECTOR

Date: October 14, 2014	By:	/s/ Sun, Hui
Sun, Hui DIRECTOR

Date: October 14, 2014	By:	/s/ Ouyang, Qing
Ouyang, Qing DIRECTOR

Date: October 14, 2014	By:	/s/ Song, Jiankun
Song, Jiankun DIRECTOR

Date: October 14, 2014	By:	/s/ Liu, Changzhen
Liu, Changzhen DIRECTOR

