Form 10-Q
period 2014-09-30
China Ginseng Holdings Inc
filed 2014-11-14
CIK 1338460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014 there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$88,975	$24,782
Accounts receivable, net	1,028,358	1,077,506
Inventory	332,098	233,412
Due from related parties	20,650	11,900
Prepaid expenses	66,275	73,745
Total Current Assets	1,536,356	1,421,345

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$475,804 and $447,749 at September 30 and June 30, 2014, respectively	1,430,594	1,458,558

OTHER ASSETS
Ginseng crops, non-current portion	6,721	6,721
Deposit on equipment	5,929,750	5,929,461
Intangible assets-patents, net of accumulated amortization of $17,583 and
$15,286 at September 30 and June 30, 2014, respectively	3,986	2,975
Deferred income tax asset	1,231	1,231
Total Assets	$8,908,638	$8,820,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan payable- equipment purchase	$5,928,331	$5,928,042
Loan payable- building purchase	1,300,284	1,300,221
Loans payable- other	1,984,315	1,984,219
Notes payable – related parties	1,312,945	1,389,124
Accounts payable	2,239,874	1,768,153
Accrued expenses	344,379	334,372
Taxes payable	70,117	72,505
Payments received in advance	261,684	261,671
Total Current Liabilities	13,441,929	13,038,307

OTHER LIABILITIES
Payable to farmers	874,006	873,964
Liabilities of discontinued operations	510,511	510,487
Total Liabilities	14,826,446	14,422,758

COMMITMENTS AND CONTINGENCIES (NOTE O)	-	-

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at September 30 and June 30, 2014, respectively	44,398	44,398
Additional paid-in capital	7,630,783	7,606,599
Accumulated deficit	(14,740,528)	(14,169,335)
Accumulated other comprehensive income	1,147,539	915,871
Total Stockholders’ Deficit	(5,917,808)	(5,602,467)
Total Liabilities and Stockholders’ Deficit	$8,908,638	$8,820,291

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2014	2013

REVENUE	$5,242	$62,393

COSTS AND EXPENSES
Cost of goods sold	2,901	6,654
Selling, general and administrative expenses	317,505	260,335
Bad debt expense	-	(39,210)
Depreciation and amortization	30,309	30,476
Total Costs and Expenses	350,715	258,255

OTHER EXPENSE
Interest expense	225,720	60,020
Net Other Expense	225,720	60,020

LOSS BEFORE INCOME TAXES	(571,193)	(255,882)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(571,193)	$(255,882)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	231,668	22,227

COMPREHENSIVE LOSS	$(339,525)	$(233,655)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Basic and diluted)	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(571,193)	$(255,882)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	30,309	30,482
Imputed interest	24,184	21,436
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	49,148	(57,458)
(Increase) decrease in inventory	(98,686)	2,243
(Increase) decrease in ginseng crops	-	(95)
(Increase) decrease in prepaid expense	7,470	(67,859)
(Increase) decrease in due from related parties	(8,750)	(36,333)
Increase (decrease) in accounts payable	471,721	460,061
Increase (decrease) in taxes payable	(2,388)	(1,454)
Increase (decrease) in receivables in advance	13	1,666
Increase (decrease) in accrued expenses	10,007	573
Net cash provided by (used in) operating activities	(88,165)	97,380

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities:
Repayments of loans payable to related parties	(76,179)	(55,189)
Net cash provided by (used in) financing activities	(76,179)	(55,189)

Effect of exchange rate on cash	228,537	20,563

Increase (decrease) in cash	64,193	62,754

Cash at beginning of period	24,782	19,454

Cash at end of period	$88,975	$82,208

See accompanying notes to consolidated financial statements.

6

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

SEPTEMBER 30, 2014 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended June 30, 2014.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

Yanbian Huaxing controls, through 20 year leases granted by the Chinese Government, approximately 1,500 hectare

(3,705 acres) of land used to grow ginseng. The Company had no operations prior to November 24, 2004. These leases expire through 2024. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectare (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

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

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

(CONTINUED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN (Continued)

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

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $571,193 and $255,882 for the three months ended September 30, 2014 and 2013, respectively, and an accumulated deficit of $14,740,528 and working capital deficit of $11,905,573 at September 30, 2014, and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generation of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenue could result in the Company having to curtail or cease operations.

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

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

(CONTINUED)

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	September 30,	June 30,
	2014	2014
Buildings and improvements	$1,462,820	$1,462,749
Machinery and equipment	388,177	388,159
Motor vehicles	30,308	30,307
Office equipment	25,093	25,092
	1,906,398	1,906,307
Less accumulated depreciation	(475,804)	(447,749)
	$1,430,594	$1,458,558

Substantially all of the property and equipment is located in China.

Total Depreciation was $28,014 and $28,279 for the three months ended September 30, 2014 and 2013, respectively.   Depreciation is recorded in the financial statements as follows:

	Three Months Ended
	September 30,
	2014	2013
Depreciation Expense	$28,014	$28,185
Capitalized Ginseng Crops	-	94
	$28,014	$28,279

Depreciation expense is included within Deprecation and Amortization in the Consolidated Statements of Operations and Comprehensive Loss (unaudited).  Capitalized Ginseng Crops is included in the consolidated Balance Sheets.

NOTE C –DEPOSIT FOR EQUIPMENT PURCHASE

In November of 2013, the Company made a deposit of $5,929,750 (RMB 36,474,054) with a supplier for the purchase of equipment for the Companies ginseng farms. Prior to delivery of the equipment, the Company determined that this equipment was not best suited for its’ farms and cancelled the purchase. The deposit remains on hand with the supplier. The Company and supplier are negotiating for the delivery of different equipment or the return of the deposit.

NOTE D – INVENTORY

Inventory is comprised of the following at:

	September 30,	June 30,
	2014	2014
Raw materials	$183,545	$226,130
Finished goods	144,182	2,911
Operating supplies	4,371	4,371
	$332,098	$233,412

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

(CONTINUED)

NOTE D – INVENTORY (Continued)

At September 30, 2014 and June 30, 2014, there were no shipments of ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

NOTE E – INVESTMENTS

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

Currently, the Company has obtained leases from the Chinese government for approximately 1,500 hectare of land (approximately 3,705 acres) to grow ginseng, which were awarded in April and May 2005.  These leases are for 20 years and the management of the Company believes that the leases will be renewed as they expire in different areas.  However, there are no assurances that the Chinese government will continue to renew these leases in the future. The planting of new ginseng is dependent upon the Company’s cash flow and its ability to raise working capital. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectare (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

The Company has planted approximately 287,984 square meters of land. The Company plans to plant, over the next 5years, 100,000 square meters, representing approximately 20,000 square meters per year. The Company plans on harvesting the existing 2,664 square meters of ginseng in 2017.

An analysis of ginseng crop costs for each of the applicable periods is as follows:

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

(CONTINUED)

NOTE F – GINSENG CROPS (Continued)

	September 30, 2014	June 30, 2014
Beginning Crop Costs	$6,721	$681,967
Currency Conversion Adjustment to Beginning Balance	-	-
Capitalized Costs During Year:
Wages	-	21,162
Fertilizer	-	-
Field clearing and cultivation	-	-
Farmer lease fee net of management fee	-	-
Labor	-	-
Irrigation	-	-
Depreciation	-	996
Other	-	3,399
Total Capitalized Costs	-	25,557
Less:
Cost of crops harvested	-	(700,803)
Impairment adjustment	-	-
	-	(700,803)
Ending Crop Costs	6,721	6,721
Less: Current portion	-	-
Non-Current Portion of Crop Costs	$6,721	$6,721

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

NOTE G – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants. The farming contracts commenced in January 2008 and ended in 2013. In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage. The Company pays the farmers market price for their Ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has also recorded a payable to the farmers for the net management fee due to the farmers. The liability at September 30, 2014 and June 30, 2014 was $874,006 and $873,964, respectively. The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

(CONTINUED)

NOTE H – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for ginseng drinks. The cost and related amortization is as follows:

	September 30,	June 30,
	2014	2014
Cost	$21,569	$18,261
Less accumulated amortization	(17,583)	(15,286)
	$3,986	$2,975

Amortization expense was $2,295 and $2,291 for the three months ended September 30, 2014 and 2013, respectively.

NOTE I – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment. The loan balance at, September 30 2014 and June 30, 2014 was $325,071 and $325,055, respectively. The loan balance is included in Liabilities of Discontinued Operations on the accompanying consolidated Balance Sheet.

NOTE J – LOAN PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,462,820 (RMB 9,000,000). On June 24, 2011, the Company made payment of $81,268 (RMB 500,000) leaving a balance of $1,381,552 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 162,536) in September 2012; 1,000,000 RMB (USD 162, 536) on August 29, 2013; 1,000,000 RMB (USD 162, 536) on December 20, 2013 and 5,000,000 RMB (USD 812,676) on August 29, 2014. None of these payments were made by the Company and the note is thus in default.

NOTE K – LOAN PAYABLE – EQUIPMENT PURCHASE

On October 29, 2013, the Company borrowed $5,928,331 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan term was to February 28, 2014, and the Company was to pay $211,606 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On March 3, 2014, the loan term was extended to June 30, 2014 in order to allow for the Company to receive the proceeds from the deposit made to purchase equipment. The loan has not been repaid and is in default. See Note C for corresponding deposit for equipment purchase.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

(CONTINUED)

NOTE L – LOAN PAYABLE – OTHER

The Company has loans with various individuals and finance companies totaling $1,984,315 (RMB 12,208,500) at September 30, 2014 and $1,984,219 (RMB 12,208,500) at June 30, 2014. These loans are payable on demand and bear interest at 3% per month

NOTE M - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders). The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured. The funds received are evidenced by receipt of cash acknowledgments. At September 30, 2014 and June 30, 2014 funds borrowed to fund the current operations of the Company were $1,312,945 and $1,389,124, respectively. In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $24,184 and $21,436 which has been recorded in the consolidated financial statements for the three months ended September 30, 2014 and 2013, respectively.

At September 30, 2014 and June 30, 2014, the Company had receivables from related parties amounting to$20,650 and $11,900, respectively.

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

Deferred tax assets consist of the following at:

	September 30,	June 30,
	2014	2014
Timing difference related to inventory provisions	$1,231	$1,231
Net operating losses	2,710,050	2,567,252
Valuation allowance	(2,710,050)	(2,567,252)
Deferred tax asset	$1,231	$1,231

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded as an offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	September 30,	June 30,
	2014	2014
International (China)	$7,702,974	$7,361,710
United States	3,137,225	2,907,296
	$10,840,199	$10,269,006

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

(CONTINUED)

NOTE N – PROVISION FOR INCOME TAXES (Continued)

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

The components of income before taxes are as follows:

	For the Three Months Ended September 30,
	2014	2013
International (China)	$(341,264)	$(178,093)
United States	(229,929)	(77,729)
	$(571,193)	$(255,822)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended September 30, 2014 and 2013, respectively, are as follows:

	For the Three Months Ended September 30,
	2014	2013
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Earnings taxed at other than US statutory rate	-	-
Effective tax rate	-%	-%

NOTE O – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with various individuals in China. The following summarizes the contractual commitments under these agreements:

September 30,	Commitment
2015	$50,308
2016	41,283
2017	17,066
$108,657

The Company has one year leases for its corporate offices in China aggregating 200,727 RMB per year (USD $32,625) expiring on December 31, 2014. The commitments for these leases at September 30, 2014 was 50,182 RMB (USD $8,156).

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

(CONTINUED)

NOTE O – COMMITMENTS AND CONTINGENCIES (Continued)

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectare of land (3,705 acres) to grow Ginseng. These grants are for 20 years. There is no assurance that the Chinese government will continue to renew these grants in the future. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectare (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

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

The Company has a lease to refrigerate and store fresh Ginseng, which is valid until terminated by the parties. The annual lease fee approximates $8,776 per year.

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

Three months ended September 30, 2014:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$5,242	$-	$5,242
Net loss	(229,929)	(341,264)	-	(571,193)
Total assets	66,500	8,842,138	-	8,908,638

Other significant items:
Depreciation and amortization	351	29,958	-	30,309
Interest expense	12,592	213,128	-	225,720

Three months ended September 30, 2013:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$62,393	$-	$62,393
Net loss	(77,729)	(178,153)	-	(255,882)
Total assets	255,815	5,329,270	-	5,585,085

Other significant items:
Depreciation and amortization	453	30,023	-	30,476
Interest expense	11,019	49,001	-	60,020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the three months ended September 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.   We have been granted 20 year land use rights to  3,705 acres of lands by the Chinese government for ginseng planting and we control through lease approximately 750 acres of grape vineyards.

During the year ended June 30,2014, the Forest Bureau governing one of the farms approximating 700 hectare (1,730 acres) of land notified the company that this lease is no longer recognized. As a result, the company is prevented from developing and planning ginseng in undeveloped areas of this farm.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.   Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice and have started to store our raw material and sell limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in recent years. In addition, our new business is in the initial stages, we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our ginseng beverages to allow us to operate profitably, or at all. Our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern. As of September 30, 2014, the cash balance on hand for the Company was about $ 88,975.

In order to meet the challenge, we are taking the following actions:

●	We raised capital to support our operation through a Regulation S private placement and plan to fund our operation through financings, bank loans and Letter of Credit Packing Loan, etc.; and

●	We plan to recruit distributors for ginseng beverage once funds are available and we intend to recruit one general distributor for ginseng juice in every city in which we sell our products.

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

Our Subsidiaries

Our business in China is currently mainly conducted through our wholly-owned subsidiaries: Yanbian Huaxia, Jilin Ganzhi, Jilin Huamei, Jilin Huaxia which are located in North China and Hong Kong Huaxia which is located in Hong Kong . Below is the operational status of each of these businesses as of the date of this filing:

●	Yanbian Huaxing Ginseng Industry Co. Ltd. (“Yanbian Huaxing”) is a wholly foreign owned enterprise (“WFOE”)with a registered capital of $364,000. Yanbian Huaxing is operated to plant ginseng, and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing.

●	Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) is a WFOE with a registered capital of $100,000. It is operated to process ginseng and produce canned ginseng juice.

●	Jilin Huamei Beverage Co. Ltd. (“Jilin Huamei”) is a WFOE with a registered capital of $200,000. It is operated to market our canned ginseng juice.

●	Hong Kong Huaxia International Industrial Co., Ltd. (“Hong Kong Huaxia”) is our wholly-owned subsidiary with a registered capital of HKD 880,000,000 (approximately $113,443,000), which has not been funded by us. It is operated to sell health products and specialized local goods.

●	Jinlin Huaxia Ginseng Co., Ltd (“Jilin Huaxia”) is a wholly-owned subsidiary of Hong Kong Huaxia with a registered capital of $6,000,000. Jilin Huaxia was incorporated in September 2013 as a part of our market promoting strategy. We plan to open online stores through Taobao, the biggest online Business-to Consumer and Consumer-to-Consumer platform in Asia. Because Taobao only accepts stores with domestic business address, we established Jilin Huaxia to facilitate our expansion to B2C and C2C markets.

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

Ginseng's growing season is from April to September, six months a year.  Normally we sow the seed in April and harvest in September. Ginseng seeds are obtained after the blossom in autumn, the seed can be sowed in September or next Spring, it takes 10 days to germinate and 10 days for seedling.  And the whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. For ginseng, every hectare can harvest 18 to 20 kg ginseng. As of September 30, 2014, the planting area for ginseng is 287.984 square meter.

Since August 2010, we have gradually shifted our business focus from direct sale of ginseng and ginseng byproducts to production and sale of canned ginseng juice.

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

Discussion of Result of Operations

The following tables present certain consolidated financial statements of information about our operations. Financial information is presented for the three months ended September 30, 2014 and 2013, respectively.

	For the Three Months Ended September 30
			Change
	2014	2013	Amount	%
Revenue	$5,242	62,393	$(57,151)	-92%
Cost of Goods Sold	2,901	6,654	(3,753)	-56%
Gross Profit	2,341	55,739	(53,398)	-96%
Selling, General and Administrative Expenses	317,505	260,335	57,170	22%
Bad Debt Expense	-	(39,210)	39,210	100%
Depreciation & Amortization	30,309	30,476	(167)	-1%
Interest Expense	225,720	60,020	165,700	276%
Net Loss	(571,193)	(255,882)	(315,311)	123%

Revenue

Our total revenue decreased from $62,393 for the three months ended September 30, 2013 to $5,242 for the three months ended September 30, 2014, a decrease of $57,151, or 92%. The primarily reason for the decrease was because we did not have any sales generated from ginseng and ginseng juice during the three months ended September 30, 2014 due to the fact that we did not have enough capital to produce ginseng juice and we did not harvest ginseng nor take ginseng order from the market.

We only generated revenue of $5,242 from sales by Hong Kong Huaxia, a wholly subsidiary of us. It sells health and specialized local products based on customer orders which vary from time to time.

We believe that we will be able to improve our sales through our new online sales platform once we have enough capital. In order to improve our capital, we plan to raise funds through equity or debt, whichever is available to us. Meanwhile, we plan to search for appropriate business candidates for merger or acquisition to increase overall revenues of the Company through a diversification of products.

Cost of Goods Sold

Our total cost of goods sold decreased from $6,654 for the three months ended September 30, 2013 to $2,901 for the three months ended September 30, 2014, a decrease of $3,753 or 56%. The primary reason for the decrease was that we did not incur cost of goods sold in ginseng sales, including self-production, purchased ginseng for resale and ginseng beverage during the three months ended September 30, 2014.

Our cost of goods sold is comprised of costs of different products purchased through HongKong Huaxia for resale, which is $2,901 for the three months ended September 30, 2014.

Gross Profit

Gross profit was approximately $2,341 for the three months ended September 30, 2014 compared to $55,739 for the three months ended September 30, 2013, a decrease of $53,398 or 96%. The decrease was primarily due to a decrease in the sales.

Selling, General and Administrative Expenses

Selling, general expenses and administrative expenses increased from $260,335 for the three months ended September 30, 2013 to $317,505 for the three months ended September 30, 2014, an increase of $57,170 or 22%.  The increase was mainly due to the increase in our operation expenses for Hong Kong Huaxia.

Interest Expense

Our interest expense increased by $165,700 from $60,020 for the three months ended September 30, 2013 to $225,720 for the three months ended September 30, 2014, representing a 276% increase.  The increase in imputed interest for related party loans and on the loan of Hong Kong Huaxia for the acquisition of equipment are the primary reasons for the increase in interest expense.

Income Tax Expense

We do not have any income tax expenses in the three months ended September 30, 2014, due to the operation losses.

Net Loss

The net loss for the three months ended September 30, 2014 was $571,193, an increase of $315,311 or 123%, compared to a net loss of $255,882 for the three months ended September 30, 2013. The primary reason for the increase in a net loss during the period ended September 30, 2014 was a significant decrease in sales.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into the U.S. Dollar at the rate on September 30, 2014, or at any other rate.

The value of the RMB against the U.S. Dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly denominated in RMB whereas our reporting currency is denominated in the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Adjustments resulting from the currency translations amounted to $231,668 and $22,227 for the three months ended September 30, 2014 and 2013, respectively.  We also have a comprehensive loss of $339,525 and $233,655 for the three months ended September 30, 2014 and 2013, respectively.  The amount of assets and liabilities with the exception of equity for the three months ended September 30, 2014, were translated at 6. 1525 RMB to 1.00 USD as compared to 6.148 RMB to 1.00 USD for the three months ended September 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements for the three months ended September 30, 2014 and 2013 were 6. 15677 RMB and 6. 1674 RMB, respectively.

Discussion of Cash Flow

Cash flow results for the three months ended September 30, 2014, and the three months ended September 30, 2013, are summarized as follows:

	September 30, 2014	September 30, 2013
Net cash provided by (used in) operating activities	$(88,165)	$97,380
Net cash (used in) investing activities	0	0
Net cash provided by (used in) financial activities	(76,179)	(55,189)

Operating Activities

Cash flow used in operating activities is $88,165 for the three months ended September 30, 2014, compared to cash provided by operations of $97,380 for the comparative period in 2013. This change was mainly the result of net losses of $571,193, in addition to an increase in inventory of $98,686, which were offset by an increase in accounts payable of $471,721.

The increase in accounts payable was due to online products purchase during the three months ended September 30, 2014. The increase in inventory was because we purchased products for online sale during the three months ended September 30, 2014.

Investing Activities

We had no cash flow provided by (used in) investing activities for the three months ended September 30, 2014 and 2013.

Financing activities

Cash flows used in financing activities in the three months ended September 30, 2014, was $76,179, and primarily consisted of repayments of loans payable to related parties of $76,179.

Cash flow used for the purpose of financing activities in the three months ended September 30, 2013, was $55,189, which primarily consisted of repayments of loans payable to related parties of $55,189.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have historically financed our operations and capital expenditures through loans from related parties, including officers, directors and other shareholders of the Company and have raised capital through a Regulation S private placement as well. Our current activities are related to developing our new business strategy the sale of Ginseng juice.

As of September 30, 2014, there was no change in our loan payments compared with September 30, 2013 since the loans remained constant. As of September 30, 2014, we had an outstanding loan of 2,000,000 RMB (about $325,071) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1. Type of Loan: Short Term Agriculture Loan

2. Loan Purpose: Planting

3. Loan Amount: Principal of 2,000,000 RMB (about USD $316,211) with an annual interest of 6.325%

4. Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5. Security: The loan is secured by assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. On June 27, 2013, the Company decided to dispose of the assets and liabilities of Tonghua Linyuan to a third party and plans to close Tonghua Linyuan. The Company has retained $510,511 in contingent liabilities of Tonghua Linyuan for the three months ended September 30, 2014.

On August 30, 2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,300,284) from the same lender. The principal terms of the new 8 million RMB bank loan agreements are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

●	Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,300,284 ) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014

●	The loan carries a benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate. Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $ 14,838) on August 21, 2012. And from September, 2012 to June 30, 2013, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash. For the year ended June 30, 2014, we paid $154,635 in accrued interest.

●	Repay the principal by installments according to the following repayment plan: principal payment of RMB1M (approximately USD $162,536) on September 20, 2012, RMB 1M (approximately USD $162,536) on August 29, 2013, RMB 1M (approximately USD $162,536) on December 20, 2013 and RMB 5M (approximately USD $812,676) on August 29, 2014. The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

As of June 30, 2014, there was no change in our loan payments compared to September 30, 2014, since the loans remained constant. Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender.

On October 29, 2013, the Company borrowed $5,928,331 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan term was to February 28, 2014, and the Company is to pay $211,606 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia.

The Company has loans with various individuals and finance companies totaling $1,984,315 (RMB 12,208,500). These loans have various maturity dates ranging from on demand to June 30, 2014. The loans bear interest at 3% per annum.

As of September 30, 2014 and 2013, we had notes payable of approximately $1,312,945 and $1,227,422 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders. The individuals loaned us funds, which are interest free, which have no specific repayment date and are unsecured. The funds received are evidenced by receipt of cash acknowledgments.

As of September 30, 2014, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $571,193 and $255,882 for the three months ended September 30, 2014 and 2013, respectively, and an accumulated deficit of $14,740,528 and working capital deficit of $11,905,573 at September 30, 2014, and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generation of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenue could result in the Company having to curtail or cease operations.

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

(a)	Evaluation of disclosure controls and procedures

As of the end of our last fiscal year ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management conducted a similar evaluation as of the period covered by this Report and management again concluded that our disclosure controls and procedures were similarly ineffective as of September 30, 2014.

(b)	Changes in internal control over financial reporting

Other than those disclosed in the Annual Report on Form 10K for the year ending June 30, 2014 that we continue to implement, there have not been any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

China Ginseng Holdings, Inc.

Date: November 14, 2014	By:	/s/ Changzhen Liu
Changzhen Liu
Principal Executive Officer

Date: November 14, 2014	By:	/s/ Ren Ying
Ren Ying
Principal Financial Officer and
Principal Accounting Officer

