Form 10-Q
period 2014-12-31
China Ginseng Holdings Inc
filed 2015-02-13
CIK 1338460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 9, 2015, there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$132,215	$24,782
Accounts receivable, net	1,023,341	1,077,506
Inventory	355,338	233,412
Due from related parties	28,726	11,900
Prepaid expenses	74,152	73,745
Total Current Assets	1,613,772	1,421,345

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$492,310 and $447,749 at December 31 and June 30, 2014, respectively	1,427,972	1,458,558

OTHER ASSETS
Ginseng crops, non-current portion	26,426	6,721
Deposit on equipment	5,962,214	5,929,461
Intangible assets-patents, net of accumulated amortization of $19,988
and $15,286 at December 31, and June 30, 2014, respectively	1,699	2,975
Deferred income tax asset	1,238	1,231
Total Assets	$9,033,321	$8,820,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan payable- equipment purchase	$5,960,787	$5,928,042
Loan payable- building purchase	1,307,403	1,300,221
Loans payable- other	2,327,784	1,984,219
Notes payable- related parties	1,527,469	1,389,124
Accounts payable	2,226,504	1,768,153
Accrued expenses	678,590	334,372
Taxes payable	72,225	72,505
Payments received in advance	263,117	261,671
Total Current Liabilities	14,363,879	13,038,307
OTHER LIABILITIES
Liabilities of discontinued operations	513,306	510,487
Payable to farmers	878,791	873,964
Total Liabilities	15,755,976	14,422,758

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at December 31 and June 30, 2014, respectively	44,398	44,398
Additional paid-in capital	7,654,785	7,606,599
Accumulated deficit	(15,486,882)	(14,169,335)
Accumulated other comprehensive income	1,065,044	915,871
Total Stockholders’ Deficit	(6,722,655)	(5,602,467)
Total Liabilities and Stockholders’ Deficit	$9,033,321	$8,820,291

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

REVENUES	$146,972	$2,484,432	$152,214	$2,546,825

COSTS AND EXPENSES
Cost of goods sold	112,917	2,070,925	115,818	2,077,579
Selling, general and administrative expenses	499,522	581,182	817,027	841,517
Bad debt expense (recovered)	(42,250)	(16,138)	(42,250)	(55,348)
Depreciation and amortization	15,625	30,690	45,934	61,166
Total Costs and Expenses	585,814	2,666,659	936,529	2,924,914

OTHER EXPENSE
Interest expense	307,512	332,213	533,232	392,233
Net Other Expense	307,512	332,213	533,232	392,233

LOSS BEFORE INCOME TAXES	(746,354)	(514,440)	(1,317,547)	(770,322)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(746,354)	(514,440)	(1,317,547)	(770,322)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	(82,495)	(58,402)	(149,173)	(36,175)

COMPREHENSIVE LOSS	$(828,849)	$(572,842)	$(1,168,374)	$(806,497)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.02)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic and diluted	44,397,297	44,397,297	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(1,317,547)	$(770,322)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	45,934	61,166
Imputed interest	48,186	42,801
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	54,165	(796,201)
(Increase) decrease in inventory	(141,631)	695,290
(Increase) decrease in prepaid expense	(407)	(44,690)
(Increase) decrease in due from related parties	(16,826)	6,364
Increase (decrease) in accounts payable	458,351	927,731
Increase (decrease) in taxes payable	(280)	10,122
Increase (decrease) in receivables in advance	1,446	(1,156)
Increase (decrease) in accrued expenses	344,218	242,785
Net cash provided by (used in) operating activities	(524,391)	373,890

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,479)	-
Deposit on property and equipment	-	(6,164,805)
Net cash provided by (used in) investing activities	(3,479)	(6,164,805)

Cash Flows from Financing Activities:
Proceeds from loans	343,565	6,065,932
Proceeds from loans payable to related parties	138,345	-
Repayment of loans payable to related parties	-	(58,278)
Net cash provided by (used in) financing activities	481,910	6,007,654

Effect of exchange rate on cash	153,393	(93,224)

Increase (decrease) in cash	107,433	123,515

Cash at beginning of period	24,782	19,454

Cash at end of period	$132,215	$142,969

See accompanying notes to consolidated financial statements.

F-4

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

DECEMBER 31, 2014 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended June 30, 2014.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three months and six months ended December 31, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

Yanbian Huaxing controls, through 20 year leases granted by the Chinese Government, approximately 1,500 hectares (3,705 acres) of land used to grow ginseng.  The Company had no operations prior to November 24, 2004. These leases expire through 2024. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectare (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

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

DECEMBER 31, 2014 (UNAUDITED)

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

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $1,317,547 and $770,322 for the six months ended December 31, 2014 and 2013, respectively, and an accumulated deficit of $15,486,882 as of December 31, 2014 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 (UNAUDITED)

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	December 31,	June 30,
	2014	2014
Buildings and improvements	$1,470,828	$1,462,749
Machinery and equipment	393,794	388,159
Motor vehicles	30,474	30,307
Office equipment	25,186	25,092
	1,920,282	1,906,307
Less accumulated depreciation	(492,310)	(447,749)
	$1,427,972	$1,458,558

Substantially all of the property and equipment is located in China.

Total Depreciation was $41,939 and $56,748 for the six months ended December 31, 2014 and 2013, respectively. Depreciation is recorded in the financial statements as follows:

	Six Months Ended
	December 31,
	2014	2013
Depreciation Expense	$41,338	$56,353
Capitalized Inventories and Ginseng Crops	601	395
	$41,939	$56,748

Depreciation expense is included within Deprecation and amortization on the consolidated Statements of Operations and Comprehensive Loss.  Capitalized Ginseng Crops is included in the consolidated Balance Sheet in this report.

NOTE C –DEPOSIT FOR EQUIPMENT PURCHASE

In November of 2013, the Company made a deposit of $5,962,214 (RMB 36,474,054) with a supplier for the purchase of equipment for the Companies ginseng farms. Prior to delivery of the equipment, the Company determined that this equipment was not best suited for its’ farms and cancelled the purchase. The deposit remains on hand with the supplier. The Company and supplier are negotiating for the delivery of different equipment.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 (UNAUDITED)

NOTE D –INVENTORY

Inventory is comprised of the following at:

	December 31,	June 30,
	2014	2014
Raw materials	$213,512	$226,130
Finished goods	137,431	2,911
Operating supplies	4,395	4,371
	$355,338	$233,412

At December 31, 2014 and June 30, 2014, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

NOTE E – INVESTMENT

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 (UNAUDITED)

NOTE F – GINSENG CROPS (CONTINUED)

An analysis of ginseng crop costs for each of the applicable periods is as follows:

	December 31, 2014	June 30, 2014
Beginning Crop Costs	$6,721	$681,967
Currency Conversion Adjustment to Beginning Balance	-	-
Capitalized Costs During Year:
Wages	-	21,162
Fertilizer	-	-
Ginseng shelf	-	-
Field clearing and cultivation	-	-
Farmer lease fee net of management fee	-	-
Labor	17,469	-
Irrigation	-
Depreciation	601	996
Other	1,635	3,399
Total Capitalized Costs	19,705	25,557
Less:
Cost of crops harvested	-	(700,803)
Impairment adjustment	-	-
	-	(700,803)
Ending Crop Costs	26,426	6,721
Less: Current portion	-	-
Non-Current Portion of Crop Costs	$26,426	$6,721

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

NOTE G – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest ginseng utilizing the land leased from the government. The farming contracts commenced in January 2008. In connection with these agreements, the Company (1) leases sections of the ginseng farm land to the farmers at approximately $1.50 (RMB 10) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris, (3) pays the farmers a management fee of approximately $0.50 (RMB 4.00) per square meter per year, and (4) the farmers are required to produce 2kg of ginseng for each square meter that they manage. The Company pays the farmers the market price for their ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has recorded a receivable from the farmers for the rental income of the leased ginseng farm land of $0 and $0 at December 31, 2014 and June 30, 2014, respectively. The Company has also recorded a long-term Payable to Farmers for the management fee due to the farmers.  The liability at December 31, 2014 and June 30, 2014 was $878,791 and $873,964, respectively. The receivable and payable balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 (UNAUDITED)

NOTE H – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization is as follows:

	December 31,	June 30,
	2014	2014
Cost	$21,687	$18,261
Less accumulated amortization	(19,988)	(15,286)
	$1,699	$2,975

Amortization expense was $4,596 and $4,813 for the six months ended December 31, 2014 and 2013, respectively.

NOTE I – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment. The loan balance at December 31, 2014 and June 30, 2014 was $326,851 and $325,055, respectively. The loan balance is included in Liabilities of Discontinued Operations on the accompanying consolidated Balance Sheet.

NOTE J – LOAN PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,470,829 (RMB 9,000,000). On June 24, 2011, the Company made payment of $81,713 (RMB 500,000) leaving a balance of $1,307,403 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 163,425) in September 2012; 1,000,000 RMB (USD 163,425) on August 29, 2013; 1,000,000 RMB (USD 163,425) on December 20, 2013 and 5,000,000 RMB (USD 817,128) on August 29, 2014. None of these payments were made by the Company and the note is thus in default.

NOTE K – LOAN PAYABLE – EQUIPMENT PURCHASE

On October 29, 2013, the Company borrowed $5,960,787 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan term was to February 28, 2014, and the Company was to pay $211,489 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On March 3, 2014, the loan term was extended to June 30, 2014 and on September 3, 2014 the loan term was extended to June 30, 2015 in order to allow for the Company to receive the proceeds from the deposit made to purchase equipment. See Note C for corresponding deposit for equipment purchase.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 (UNAUDITED)

NOTE L – LOAN PAYABLE – OTHER

The Company has loans with various individuals and finance companies totaling $2,327,784 (RMB 14,243,713) at December 31, 2014 and $1,984,219 (RMB 12,208,500) at June 30, 2014. These loans are payable on demand and bear interest at 3% per month.

NOTE M - RELATED PARTY TRANSACTIONS

The Company had been financing its operations with loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds that are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of December 31, 2014 and June 30 2014 funds borrowed to fund the current operations of the Company were $1,527,469 and $1,389,124, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $48,186 and $42,801 which has been recorded in the financial statements for the six months ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and June 30, 2014, the Company had receivables from related parties amounting to $28,726 and $11,900, respectively.

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

Deferred tax assets consist of the following at:

	December 31,	June 30,
	2014	2014
Timing difference related to inventory provisions	$1,238	$1,231
Net operating losses	2,896,638	2,567,252
Valuation allowance	(2,896,638)	(2,567,252)
Deferred tax asset	$1,238	$1,231

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax law, the Company is not entitled to a deduction for the provision until the inventory is completely discarded.  Accordingly, the liability has been recorded as an offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	December 31,	June 30,
	2014	2014
International (China)	$8,215,564	$7,361,710
United States	3,370,989	2,907,296
	$11,586,553	$10,269,006

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 (UNAUDITED)

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

The components of income before taxes are as follows:

	For the Six Months Ended December 31,
	2014	2013
International (China)	$(853,854)	$(404,429)
United States	(463,693)	(365,893)
	$(1,317,547)	$(770,322)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the six months ended December 31, 2014 and 2013, respectively, are as follows:

	2014	2013
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Effective tax rate	-%	-%

NOTE O – CONCENTRATIONS

In the six months ended December 31, 2013, three customers accounted for 91% of revenues.

NOTE P – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with various individuals in China. The following summarizes the contractual commitments under these agreements:

December 31,	Commitment
2015	$50,583
2016	41,510
2017	3,432
$95,525

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 (UNAUDITED)

NOTE P – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has one year leases for its corporate offices in China with a minimum lease commitment of 202,768 RMB (USD $33,137) which expires on or prior to December 31, 2015.

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

The Company had a 15 year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes. The lease expires December 31, 2014. The annual lease fee is 187,500 RMB or approximately $29,600 per year to lease the acreage. The land and buildings on the premises have a separate lease concurrent with the property lease. The Company sold this lease as part of the sale of the assets of Tonghua Linyuan

The Company has a lease to refrigerate and store fresh Ginseng, which is valid until terminated by the parties. The annual lease fee approximates $8,776 per year.

NOTE Q – OPERATING SEGMENTS

The Company presently organizes its business into three reportable segments: (1) the cultivation and harvest of Ginseng for the production of Ginseng beverages, (2) the cultivation and harvest of grapes for the eventual production of wine and grape juice and (3) the retail sales of cosmetics and health supplements.

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different production techniques and market to different classes of customers.

During the six months ended December 31, 2014, the Company began presenting Cosmetics/ Supplements as a separate segment. This segment was previously included within the Ginseng segment. The Company has restated the below segment disclosure for the six months ended December 31, 2013 to be consistent with the 2014 presentation.

Six months ended December 31, 2014:

	Parent Company	Ginseng	Wine	Cosmetics/ Supplements	Total
Revenues	$-	$-	$-	$152,214	$152,214
Net loss	(463,693)	(836,261)	-	(17,593)	(1,317,547)
Total assets	19,197	8,684,608	-	329,516	9,033,321

Other significant items:
Depreciation and amortization	642	44,893	-	399	45,934
Interest expense	25,344	506,864	-	1,024	533,232
Expenditures for fixed assets	1,039	2,440	-	-	3,479

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 (UNAUDITED)

NOTE Q – OPERATING SEGMENTS (Continued)

Six months ended December 31, 2013:

	Parent Company	Ginseng	Wine	Cosmetics/ Supplements	Total
Revenues	$-	$2,478,457	$-	$68,368	$2,546,825
Net loss	(365,893)	(254,530)	-	(149,899)	(770,322)
Total assets	365,451	11,402,624	-	88,196	11,856,271

Other significant items:
Depreciation and amortization	861	60,305	-	-	61,166
Interest expense	22,462	260,024	-	109,747	392,233
Deposit on fixed assets	-	6,164,805	-	-	6,164,805

Three months ended December 31, 2014:

	Parent Company	Ginseng	Wine	Cosmetics/ Supplements	Total
Revenues	$-	$-	$-	$146,972	$146,972
Net income (loss)	(233,764)	(527,309)	-	14,719	(746,354)

Other significant items:
Depreciation and amortization	291	15,134	-	200	15,625
Interest expense	12,752	293,736	-	1,024	307,512
Expenditures for fixed assets	1,039	2,440	-	-	3,479

Three months ended December 31, 2013:

	Parent Company	Ginseng	Wine	Cosmetics/ Supplements	Total
Revenues	$-	$2,478,457	$-	$5,975	$2,484,432
Net loss	(288,164)	(99,296)	-	(126,980)	(514,440)

Other significant items:
Depreciation and amortization	408	30,282	-	-	30,690
Interest expense	11,443	211,596	-	109,174	332,213
Deposit on fixed assets	-	6,164,805	-	-	6,164,805

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the three and six months ended December 31, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.   We have been granted 20 year land use rights to  3,705 acres of lands by the Chinese government for ginseng planting and we control through leases approximately 750 acres of grape vineyards.

During the year ended June 30, 2014, the Forest Bureau governing one of the farms approximating 700 hectare (1,730 acres) of land notified the Company that this lease is no longer recognized. As a result the Company is prevented from developing and planting ginseng in undeveloped areas of this farm.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings.   Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice and have started to store our raw material and sell limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in recent years. In addition, market of ginseng products is very competitive; we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our ginseng beverages to allow us to operate profitably, or at all. Our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern. As of December 31, 2014, the cash balance on hand for the Company was about $132,215.

In order to meet the challenge, we are taking the following actions:

●	We raised capital to support our operation through a Regulation S private placement and plan to fund our operation through financings, bank loans and Letter of Credit Packing Loan, etc.; and

● ●

We plan to recruit distributors for ginseng beverage once funds are available and we intend to recruit one general distributor for ginseng juice in every city in which we sell our products.

We plan to raise funds through equity or debt, whichever is available to us and open online shop at Taobao Marketplace, the biggest online Business to Consumer and Consumer to Consumer platform in Asia, a subsidiary company of Alibaba Group.

Although we did not have any production of or revenues from our ginseng beverage, we believe there is future potential to do so because (i) the China’s ginseng market is recovering now, and (ii) the demand and the price is in the uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control was not affected by the government restrictions). Management is currently focusing on obtaining the financings so that the Company can open online store at Taobao Marketplace and move forward with our marketing plan. There is no assurance that we can successfully raise money at terms acceptable to us or at all.

Our Subsidiaries

Our business in China is currently mainly conducted through our wholly-owned subsidiaries: Yanbian Huaxia, Jilin Ganzhi, Jilin Huamei, Jilin Huaxia which are located in North China and Hong Kong Huaxia which is located in Hong Kong. Below is the operational status of each of these businesses as of the date of this filing:

●	Yanbian Huaxing Ginseng Industry Co. Ltd. (“Yanbian Huaxing”) is a wholly foreign owned enterprise (“WFOE”) with a registered capital of $364,000. Yanbian Huaxing is operated to plant ginseng, and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing.

●	Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) is a WFOE with a registered capital of $100,000. It is operated to process ginseng and produce canned ginseng juice.

●	Jilin Huamei Beverage Co. Ltd. (“Jilin Huamei”) is a WFOE with a registered capital of $200,000. It is operated to market our canned ginseng juice.

●	Hong Kong Huaxia International Industrial Co., Ltd. (“Hong Kong Huaxia”) is our wholly-owned subsidiary with a registered capital of HKD 880,000,000 (approximately $113,443,000), which has not been funded by us. It is operated to sell health products and specialized local goods.

●	Jinlin Huaxia Ginseng Co., Ltd (“Jilin Huaxia”) is a wholly-owned subsidiary of Hong Kong Huaxia with a registered capital of $6,000,000. Jilin Huaxia was incorporated in September 2013 as a part of our market promoting strategy. We plan to open online stores through Taobao, the biggest online Business-to Consumer and Consumer-to-Consumer plaftform in Asia. Because Taobao only accepts stores with domestic business address, we established Jilin Huaxia to facilitate our expansion to B2C and C2C markets.

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

Ginseng's growing season is from April to September, six months a year.  Normally we sow the seed in April and harvest in September. Ginseng seeds are obtained after the blossom in autumn, the seed can be sowed in September or next Spring, it takes 10 days to germinate and 10 days for seedling.  And the whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. For ginseng, every hectare can harvest 18 to 20 kg ginseng. As of December 31, 2014, the planting area for ginseng is 287.984 square meter.

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

Discussion of Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and six months ended December 31, 2014 and 2013, respectively.

	For the Three Months Ended December 31,		Change
	2014	2013	Amount	%
Revenues	$146,972	2,484,432	(2,337,460)	-94%
Cost of goods sold	112,917	2,070,925	(1,958,008)	-95%
Gross profit	34,055	413,507	(379,452)	-92%
Selling, general and administrative expenses	499,522	581,182	(81,660)	-14%
Bad Debt Expense (Recovered)	(42,250)	(16,138)	(26,112)	162%
Depreciation and amortization	15,625	30,690	(15,065)	-49%
Interest expense	307,512	332,213	(24,701)	-7%
Net Loss	(746,354)	(514,440)	(231,914)	45%

	For the Six Months Ended December 31,		Change
	2014	2013	Amount	%
Revenues	$152,214	2,546,825	(2,394,611)	-94%
Cost of goods sold	115,818	2,077,579	(1,961,761)	-94%
Gross profit	36,396	469,246	(432,850)	-92%
Selling, general and administrative expenses	817,027	841,517	(24,490)	-3%
Bad Debt Expense (Recovered)	(42,250)	(55,348)	13,098	-24%
Depreciation and amortization	45,934	61,166	(15,232)	-25%
Interest expense	533,232	392,233	140,999	36%
Net Loss	(1,317,547)	(770,322)	(547,225)	71%

Revenue

Our total revenue decreased from $2,484,432 to $146,972 for the three months ended December 31, 2014 and 2013, and from $2,546,825 to $152,214 for the six months ended December 31, 2014 and 2013; a decrease of 2,337,460 and 2,394,611, or 94% and 94%, respectively. The primary reason for the decrease was that we did not have any sales generated from ginseng and ginseng juice during the three months and six months ended December 31, 2014. During the three and six months ended December 31, 2014, we did not have sufficient capital to produce ginseng juice or harvest ginseng, and we did not take ginseng order from the market.

We only generated revenue of $146,972 and $152,214 from sales by Hong Kong Huaxia, a wholly subsidiary of us in the three months and six months ended December 31, 2014, respectively. Hong Kong Huaxia sells health and specialized local products based on customer orders which vary from time to time.

We believe that we will be able to improve our sales through our online sales platform once we have enough capital to establish it. In order to improve our capital, we plan to raise funds through equity or debt, whichever is available to us. Meanwhile, we plan to search for appropriate business candidates for merger or acquisition to increase overall revenues of the Company through a diversification of products.

Cost of Goods Sold

Our total cost of goods sold decreased from $2,070,925 for the three months ended December 31, 2013 to $112,917 for the three months ended December 31, 2014, a decrease of 1,958,008 or 95%.

Our total cost of goods sold decreased from $2,077,579 for the six months ended December 31, 2013 to $115,818 for the six months ended December 31, 2014, a decrease of $1,961,761 or 94%.

The primary reason for the decrease was that we did not incur cost of goods sold in ginseng sales, including self-production, purchased ginseng for resale and ginseng beverage during the three months and six months ended December 31, 2014.

Our cost of goods sold is comprised of costs of different products purchased through HongKong Huaxia for resale, which were $112,917 and $115,818 for the three months and six months ended December 31, 2014.

Gross Profit

Gross profit was approximately $34,055 for the three months ended December 31, 2014 compared to $413,507 for the three months ended December 31, 2013, a decrease of $379,452 or 92%.

Gross profit was approximately $36,396 for the six months ended December 31, 2014, compared to $469,246 for the six months ended December 31, 2013, a decrease of $432,850 or 92%.

The decrease was primarily due to a decrease in the sales.

Selling, General and Administration Expenses

Selling, general expenses and administrative expenses decreased from $581,182 for the three months ended December 31, 2013 to $499,522 for the three months ended December 31, 2014, a decrease of $81,660, or 14%.

Selling, general expenses and administrative expenses decreased from $841,517 for the six months ended December 31, 2013 to $817,027 for the six months ended December 31, 2014, a decrease of $24,490 or 3%.

The decrease is mainly due to the decrease in our operation expense from Huaxing, such as salary for the workers who harvested ginseng and expense from Ganzhi, such as labor of production, etc.

Interest Expense

Our Interest expense decreased by $24,701, from $332,213 for the three months ended December 31, 2013 to $307,512 for the three months ended December 31, 2014, a decrease of 7%.

Our interest expense increased by $140,999 from $392,233 for the six months ended December 31, 2013 to $533,232 for the six months ended December 31, 2014, representing a 36% increase.  This increase was due to an increase in loan balances from the corresponding period in 2013.

Depreciation and amortization

Depreciation and amortization decreased by $15,065 from $30,690 for the three months ended December 31, 2013 to $15,625 for the three months ended December 31, 2014, a decrease of 49%.

Depreciation and amortization decreased by $15,232, from $61,166 for the six months ended December 31, 2013 to $45,934 for the six months ended December 31, 2014, a decrease of 25%.

This decrease is due to the depreciation on the $6,164,805 in new equipment purchased during the three and six months ended December 31, 2013.

Bad Debt Expense (Recovered)

Bad debt expense (recovered) increased by $26,112 from $16,138 for the three months ended December 31, 2013 to $42,250 for the three months ended December 31, 2014, an increase of 162%. The main reason is that our uncollected debt from Huaxing and Ganzhi increased during the three months ended December 31, 2104.

Bad debt expense (recovered) decreased by $13,098 from $55,348 for the six months ended December 31, 2013 to $42,250 for the six months ended December 31, 2014, a decrease of 24%. The main reason is that our uncollected debt from Huaxing and Ganzhi decreased during the six months ended December 31, 2104.

Net Loss

The Net Loss for the three months ended December 31, 2014 was $746,354; an increase of $231,914 or 45%, compared to a net loss of $514,440 for the three months ended December 31, 2013. The increase is primarily due to the decrease in revenues.

We had a net loss of $1,317,547 for the six months ended December 31, 2014 and a net loss of $770,322 for the six months ended December 31, 2013, an increase of $547,225, or 71%.  The increase is primarily due to the decrease in revenues combined with an increase in interest expense in 2014.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on December 31, 2014 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly denominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $(82,495) and $(58,402) for the three months ended December 31, 2014 and 2013, respectively.  And we have comprehensive loss of $828,849 and $572,842 for the three months ended December 31, 2014 and 2013, respectively.  The assets and liabilities amounts with the exception of equity for the three months ended December 31, 2014 were translated at 6.1190 RMB to 1.00 USD as compared to 6.0969 RMB to 1.00 USD for the three months ended December 31, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended December 31, 2014 and 2013 were 6.1469 RMB and 6.1491 RMB, respectively.

Translation adjustments resulting from this process amounted to $149,173 and $(36,175) for the six months ended December 31, 2014 and 2013, respectively. And we have comprehensive loss of $1,168,374 and $806,497 for the six months ended December 31, 2014 and 2013, respectively. The assets and liabilities amounts with the exception of equity for the six months ended December 31, 2014 were translated at 6.1190 RMB to 1.00 USD as compared to at 6.0969 RMB to 1.00 USD for the six months ended December 31, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the six months ended December 31, 2014 and 2013 were 6.1469 RMB, 6.1491 RMB, respectively.

Discussion of Cash Flow

Cash flows results for the six months ended December 31, 2014 and the six months ended December 31, 2013 are summarized as follows:

	December 31, 2014	December 31, 2013
Net cash provided by (used in) operating activities	$(524,391)	$373,890
Net cash provided by (used in) investing activities	$(3,479)	$(6,164,805)
Net cash provided by (used in) financing activities	$481,910	$6,007,654

Operating activities

Cash flows provided by (used in) operating activities amounted to $(524,391) for the six months ended December 31, 2014, compared to $373,890 for the same period of 2013. This change was primarily due to an increase in net losses of $1,317,547, in addition to an increase in inventory of $141,631. These amounts were offset by an increase in accounts payable of $458,351 and an increase in accrued expenses of $344,218.

The increase in accounts payable was due to online products purchase during the six months ended December 31, 2014. The increase in inventory was because that we purchased products for online sale during the six months ended December 31, 2014. The increase in accrued expenses was because of increased accrued interest.

Investing Activities

Cash flows used in investing activities amounted to $3,479 for the six months ended December 31, 2014 which consisted of purchase of two computers of $3,479.

Cash flows used in investing activities amounted to $6,164,805 for the six months ended December 31, 2013, which consisted of a deposit on the purchase of equipment of $6,164,805. During the six months ended December 31, 2013,  Hong Kong Huaxia borrowed a short term loan of $6,065,932 to invest in Jilin Huaxia so that Jilin Huaxia can use the funds to purchase  an irrigation system, a temperature control system, and two CNC machine tools for our operation use. The loan term was to February 28, 2014, which was extended to June 30, 2015, and secured by the assets of Jilin Huaxia.

Financing activities

Cash flows provided by financing activities in the six months ended December 31, 2014, was $481,910, and primarily consisted of proceeds of loans payable to related parties of $138,345 and proceeds from loans of $343,565.

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

As of December 31, 2014, there was no change in our loan payments compared with December 31, 2013 since the loans remained constant. As of December 31, 2014, we had an outstanding loan of 2,000,000 RMB (about $326,851) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.      Type of Loan: Short Term Agriculture Loan

2.      Loan Purpose: Planting

3.      Loan Amount: Principal of 2,000,000 RMB (about USD $326,851) with an annual interest of 6.325%

4.      Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.      Security: The loan is secured by assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. On June 27, 2013, the Company decided to dispose of the assets and liabilities of Tonghua Linyuan to a third party and plans to close Tonghua Linyuan. The Company has retained $513,306 in contingent liabilities of Tonghua Linyuan for the six months ended December 31, 2014.

On August 30, 2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,307,403) from the same lender. The principal terms of the new 8 million RMB bank loan agreements are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

●	Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,307,403) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●	The loan carries a benchmark interest rate which is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate. Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $14,838) on August 21, 2012. And from September, 2012 to June 30, 2013, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash. For the year ended June 30, 2014, we paid $154,635 in accrued interest.

●	Repay the principal by installments according to the following repayment plan: principal payment of RMB1M (approximately USD $163,425) on September 20, 2012, RMB 1M (approximately USD $163,425) on August 29, 2013, RMB 1M (approximately USD $163,425) on December 20, 2013 and RMB 5M (approximately USD $817,128) on August 29, 2014. The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

As of June 30, 2014, there was no change in our loan payments compared to December 31, 2014, since the loans remained constant. Since the lender, Ji’ An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have an impact on our liquidity and capital resources before we start to repay the lander.

On October 29, 2013, the Company borrowed $5,960,787 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan term was to February 28, 2014 and the Company paid $211,489 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On March 3, 2014, the due date of the loan was extended to June 30, 2014 and on September 3, 2014 the term of the loan was extended to June 30, 2015.

The Company has loans with various individuals and finance companies totaling $2,327,748 (RMB 12,208,500). These loans are payable on demand and bear interest at 3% per annum.

As of December 31, 2014 and 2013, we had notes payable of approximately $1,527,469 and $1,228,768 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders. The individuals loaned us funds which are interest free with no specific repayment date and unsecured. The funds received are evidenced by receipt of cash acknowledgments.

As of December 31, 2014, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $1,317,547 and $770,332 for the six months ended December 31, 2014 and 2013, respectively, and an accumulated deficit of $15,486,882 at December 31, 2014, and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generation of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenue could result in the Company having to curtail or cease operations.

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

(a)	Evaluation of disclosure controls and procedures

As of the end of our last fiscal year ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management conducted a similar evaluation as of the period covered by this Report and management again concluded that our disclosure controls and procedures were similarly ineffective as of December 31, 2014.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

10.1	LOAN EXTENSION AGREEMENT BETWEEN HONG KONG HUAXIA INTERNATIONAL INDUSTRIAL CO.,LTD. AND FEI ZHANG

31.1	CERTIFICATION Of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

China Ginseng Holdings, Inc.

Date: February 12, 2015	By:	/s/ Changzhen Liu
Changzhen Liu
Principal Executive Officer

Date: February 12, 2015	/s/ Ren Ying
Ren Ying
Principal Financial Officer and Principal Accounting Officer

