Form 10-Q
period 2015-03-31
China Ginseng Holdings Inc
filed 2015-05-15
CIK 1338460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015, there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$37,366	$24,782
Accounts receivable, net	1,017,187	1,077,506
Inventory	390,210	233,412
Due from related parties	28,891	11,900
Prepaid expenses	73,872	73,745
Total Current Assets	1,547,526	1,421,345

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $510,412 and $447,749 at March 31, 2015 and June 30, 2014, respectively	1,407,054	1,458,558

OTHER ASSETS
Ginseng crops, non-current portion	26,627	6,721
Deposit on equipment	5,939,694	5,929,461
Intangible assets-patents, net of accumulated amortization of $21,605 and $15,286 at March 31,2015 and June 30, 2014, respectively	-	2,975
Deferred income tax asset	1,233	1,231
Total Assets	$8,922,134	$8,820,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan payable - equipment purchase	$5,938,272	$5,928,042
Loan payable - building purchase	1,302,465	1,300,221
Loans payable - other	1,987,643	1,984,219
Notes payable - related parties	1,660,548	1,389,124
Accounts payable	2,785,280	1,768,153
Accrued expenses	775,696	334,372
Taxes payable	70,235	72,505
Payments received in advance	262,123	261,671
Total Current Liabilities	14,782,262	13,038,307
OTHER LIABILITIES
Liabilities of discontinued operations	511,368	510,487
Payable to farmers	875,472	873,964
Total Liabilities	16,169,102	14,422,758

COMMITMENTS AND CONTINGENCIES (NOTE P)	-	-

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	44,398	44,398
Additional paid-in capital	7,681,731	7,606,599
Accumulated deficit	(16,056,515)	(14,169,335)
Accumulated other comprehensive income	1,083,418	915,871
Total Stockholders’ Deficit	(7,246,968)	(5,602,467)
Total Liabilities and Stockholders’ Deficit	$8,922,134	$8,820,291

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

REVENUES	$15,148	$-	$167,362	$2,551,181

COSTS AND EXPENSES
Cost of goods sold	60	-	115,878	2,080,737
Selling, general and administrative expenses	381,055	513,899	1,198,082	1,368,709
Bad debt expense (recovered)	(22)	-	(42,272)	(55,443)
Depreciation and amortization	21,342	29,075	67,276	90,241
Total Costs and Expenses	402,435	542,974	1,338,964	3,484,244

OTHER EXPENSE
Interest expense	182,346	131,590	715,578	523,823
Net Other Expense	182,346	131,590	715,578	523,823

LOSS BEFORE INCOME TAXES	(569,633)	(674,564)	(1,887,180)	(1,456,886)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(569,633)	(674,564)	(1,887,180)	(1,456,886)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	18,374	(113,071)	167,547	(150,618)

COMPREHENSIVE LOSS	$(551,259)	$(787,635)	$(1,719,633)	$(1,607,504)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.01)	$(0.02)	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic and diluted	44,397,297	44,397,297	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(1,887,180)	$(1,456,886)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	67,276	90,241
Imputed interest	75,132	64,773
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	60,319	(791,172)
(Increase) decrease in inventory	(176,704)	681,804
(Increase) decrease in prepaid expense	(127)	(44,289)
(Increase) decrease in due from related parties	(16,991)	16,172
Increase (decrease) in accounts payable	1,017,127	1,474,054
Increase (decrease) in taxes payable	(2,270)	(1,599)
Increase (decrease) in receivables in advance	452	1,074
Increase (decrease) in accrued expenses	441,324	395,308

Net cash provided by (used in) operating activities	(421,642)	429,480

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,881)	(6,175,349)

Net cash provided by (used in) investing activities	(7,881)	(6,175,349)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	3,424	6,011,506
Proceeds from loans payable to related parties	271,424	-
Repayments of loans payable to related parties	-	(120,863)
Net cash provided by (used in) financing activities	274,848	5,890,643

Effect of exchange rate on cash	167,259	(138,863)

Increase (decrease) in cash	12,584	5,911

Cash at beginning of period	24,782	19,454

Cash at end of period	$37,366	$25,365

See accompanying notes to consolidated financial statements.

F-4

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2015	2014

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10K for the year ended June 30, 2014.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

Yanbian Huaxing controls, through 20 year leases granted by the Chinese Government, approximately 1,500 hectares (3,705 acres) of land used to grow ginseng.  The Company had no operations prior to November 24, 2004. These leases expire in 2024. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectare (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

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

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity is the growing, cultivation and harvesting of a grape vineyard. The Company planed to produce wine and grape juice but to date has not commenced production. In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests which were not suitable for the production of wine or grape juice.  Instead, the Company began purchasing grapes in the open market to produce wine and grape juice and did not renew the leases with the Chinese Government when the leases expired on December 31, 2013, since it no longer needed them for its business. In June 2013, the Company sold the assets and liabilities of Tonghua Linyuan to a third party.

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

MARCH 31, 2015 (UNAUDITED)

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

Going Concern

As indicated in the accompanying consolidated financial statements, the Company had net losses of $1,887,180 and $1,456,886 for the nine months ended March 31, 2015 and 2014, respectively, a working capital deficiency of $13,234,736 at March 31, 2015 and an accumulated deficit of $16,056,515 as of March 31, 2015 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	March 31,	June 30,
	2015	2014
Buildings and improvements	$1,465,273	$1,462,749
Machinery and equipment	396,713	388,159
Motor vehicles	30,359	30,307
Office equipment	25,121	25,092
	1,917,466	1,906,307
Less accumulated depreciation	(510,412)	(447,749)
	$1,407,054	$1,458,558

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

NOTE B – PROPERTY AND EQUIPMENT (CONTINUED)

Total depreciation was $61,887 and $85,429 for the nine months ended March 31, 2015 and 2014, respectively. Depreciation is recorded in the financial statements as follows:

	Nine Months Ended
	March 31,
	2015	2014
Depreciation Expense	$60,985	$85,429
Capitalized Ginseng Crops	902	-
	$61,887	$85,429

Depreciation expense is included within depreciation and amortization on the consolidated Statements of Operations.  Capitalized Ginseng Crops is included within their respective balances on the consolidated Balance Sheets.

NOTE C – DEPOSIT FOR EQUIPMENT PURCHASE

In November of 2013, the Company made a deposit of $5,939,694 (RMB 36,474,054) with a supplier for the purchase of equipment for the Companies ginseng farms. Prior to delivery of the equipment, the Company determined that this equipment was not best suited for its’ farms and cancelled the purchase. The deposit remains on hand with the supplier. The Company and supplier are negotiating for the delivery of different equipment.

NOTE D – INVENTORY

Inventory is comprised of the following at:

	March 31,	June 30,
	2015	2014
Raw materials	$226,511	$226,130
Finished goods	159,321	2,911
Operating supplies	4,378	4,371
	$390,210	$233,412

At March 31, 2015 and June 30, 2014, there were no shipments of Ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

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

MARCH 31, 2015 (UNAUDITED)

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

Currently, the Company has land grants from the Chinese government for approximately 1,500 hectares of land (approximately 3,705 acres) to  grow Ginseng which were awarded in April and May 2005.  These grants are for 20 years and the management of the Company believes that the grants will be renewed as the grants expire in different areas.  However, there are no assurances that the Chinese government will continue to renew these grants in the future. The planting of new Ginseng is dependent upon the Company’s cash flow and its ability to raise working capital. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectare (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

The Company had planted approximately 287,984 square meters of land. The Company plans to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year. The Company plans on harvesting the existing 2,664 square meters of ginseng in 2017.

An analysis of ginseng crop costs for each of the applicable periods is as follows:

	March 31, 2015	June 30, 2014
Beginning Crop Costs	$6,721	$681,967
Capitalized Costs During Year:
Wages	-	21,162
Labor	17,403	-
Depreciation	902	996
Other	1,601	3,399
Total Capitalized Costs	19,906	25,557
Less:
Cost of crops harvested	-	(700,803)
	-	(700,803)
Ending Crop Costs	26,627	6,721
Less: Current portion	-	-
Non-Current Portion of Crop Costs	$26,627	$6,721

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

NOTE G – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest ginseng utilizing the land leased from the government. The farming contracts commenced in January 2008. In connection with these agreements, the Company (1) leases sections of the ginseng farm land to the farmers at approximately $1.50 (RMB 10) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris, (3) pays the farmers a management fee of approximately $0.50 (RMB 4.00) per square meter per year, and (4) the farmers are required to produce 2kg of ginseng for each square meter that they manage. The Company pays the farmers the market price for their ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has recorded a receivable from the farmers for the rental income of the leased ginseng farm land of $0 and $0 at March 31, 2015 and June 30, 2014, respectively. The Company has also recorded a long-term Payable to Farmers for the management fee due to the farmers.  The liability at March 31, 2015 and June 30, 2014 was $875,472 and $873,964, respectively. The receivable and payable balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for ginseng.

NOTE H – INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization is as follows:

	March 31,	June 30,
	2015	2014
Cost	$21,605	$18,261
Less accumulated amortization	(21,605)	(15,286)
	$-	$2,975

Amortization expense was $6,291 and $4,812 for the nine months ended March 31, 2015 and 2014, respectively.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

NOTE I – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment. The loan balance at March 31, 2015 and June 30, 2014 was $325,616 and $325,055, respectively. The loan balance is included in Liabilities of Discontinued Operations on the accompanying consolidated Balance Sheet.

NOTE J – LOAN PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,465,273 (RMB 9,000,000). On June 24, 2011, the Company made payment of $81,404 (RMB 500,000) leaving a balance of $1,383,869 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2012, the Central Bank Rate was 6.31%. Applying the adjustment factor yields a rate of 11.989%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and requires principal payments of 1,000,000 RMB (USD 162,808) in September 2012; 1,000,000 RMB (USD 162,808) on August 29, 2013; 1,000,000 RMB (USD 162,808) on December 20, 2013 and 5,000,000 RMB (USD 814,042) on August 29, 2014. None of these payments were made by the Company and the note is thus in default.

NOTE K – LOAN PAYABLE – EQUIPMENT PURCHASE

On October 29, 2013, the Company borrowed $5,938,272 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan term was to February 28, 2014, and the Company was to pay $211,651 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On March 3, 2014, the loan term was extended to June 30, 2014 and on September 3, 2014 the loan term was extended to June 30, 2015 in order to allow for the Company to receive the proceeds from the deposit made to purchase equipment. See Note C for corresponding deposit for equipment purchase.

NOTE L – LOAN PAYABLE – OTHER

The Company has loans with various individuals and finance companies totaling $1,987,643 (RMB 12,208,500) at March 31, 2015 and $1,984,219 (RMB 12,208,500) at June 30, 2014. These loans are payable on demand and bear interest at 3% per month.

NOTE M – RELATED PARTY TRANSACTIONS

The Company had been financing its operations with loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders).  The individuals have loaned the Company funds that are interest free, have no specific repayment date, and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.  As of March 31, 2015 and June 30, 2014 funds borrowed to fund the current operations of the Company were $1,660,548 and $1,389,124, respectively.  In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $75,132 and $64,773 which has been recorded in the financial statements for the nine months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and June 30 2014, the Company had receivables from related parties amounting to $28,891and $11,900, respectively.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

NOTE N – PROVISION FOR INCOME TAXES (CONTINUED)

Deferred tax assets consist of the following at:

	March 31,	June 30,
	2015	2014
Timing difference related to inventory provisions	$1,233	$1,231
Net operating losses	3,039,047	2,567,252
Valuation allowance	(3,039,047)	(2,567,252)
Deferred tax asset	$1,233	$1,231

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax law, the Company is not entitled to a deduction for the provision until the inventory is completely discarded.  Accordingly, the liability has been recorded as an offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	March 31,	June 30,
	2015	2014
International (China)	$8,374,658	$7,361,710
United States	3,781,528	2,907,296
	$12,156,186	$10,269,006

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

The components of income (loss) before taxes are as follows:

	For the Nine Months Ended March 31,
	2015	2014
International (China)	$(1,012,948)	$(677,397)
United States	(874,232)	(779,489)
	$(1,887,180)	$(1,456,886)

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

NOTE N – PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the nine months ended March 31, 2015 and 2014, respectively, are as follows:

	2015	2014
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	(3.3)	(3.3)
Valuation allowance	(30.7)	(30.7)
Effective tax rate	-%	-%

NOTE O – CONCENTRATIONS

In the nine months ended March 31, 2014, three customers accounted for 91% of revenues.

NOTE P – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with various individuals in China. The following summarizes the contractual commitments under these agreements:

March 31,	Commitment
2016	$46,265
2017	30,771
$77,036

The Company has a one year lease for its corporate offices in China aggregating 222,679 RMB per year (USD $36,254) which expires on or prior to December 31, 2015.

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectares of land (3,705 acres) to grow Ginseng. These grants are for 20 years. There is no assurance that the Chinese government will continue to renew these grants in the future. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectare (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

The Company has a 15 year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes. The lease expired December 31, 2014. The annual lease fee is 187,500 RMB or approximately $30,500 per year to lease the acreage. The land and buildings on the premises have a separate lease concurrent with the property lease. The Company did not renew the leases in 2015 .

The Company has a lease to refrigerate and store fresh Ginseng, which is valid until terminated by the parties. The annual fee approximates $8,776 per year.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

NOTE Q – OPERATING SEGMENTS

The Company presently organizes its business into two reportable farming segments: (1) the cultivation and harvest of Ginseng for the production of Ginseng beverages and (2) the retail sales of cosmetics and health supplements.

The Company’s reportable business segments are strategic business units that offer different products.  Each segment is managed separately because they require different production techniques and market to different classes of customers.

Nine months ended March 31, 2015:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$-	$167,362	$167,362
Net loss	(874,232)	(996,982)	(15,966)	(1,887,180)
Total assets	19,830	8,653,904	248,400	8,922,134

Other significant items:
Depreciation and amortization	961	65,716	599	67,276
Interest expense	39,585	674,969	1,024	715,578
Expenditures for fixed assets	5,439	2,442	-	7,881

Three months ended March 31, 2015:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$-	$15,148	$15,148
Net loss	(410,539)	(160,721)	1,627	(569,633)

Other significant items:
Depreciation and amortization	319	20,823	200	21,342
Interest expense	14,241	168,105	-	182,346
Expenditures for fixed assets	4,400	2	-	4,402

Nine months ended March 31, 2014:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$2,482,696	$68,485	$2,551,181
Net loss	(779,489)	(320,969)	(356,428)	(1,456,886)
Total assets	20,534	11,488,763	95,823	11,605,120

Other significant items:
Depreciation and amortization	1,231	88,810	200	90,241
Interest expense	33,404	223,681	266,738	523,823
Deposit on fixed assets	-	6,175,349	-	6,175,349

 Three months ended March 31, 2014:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$-	$-	$-
Net loss	(413,596)	(54,439)	(206,529)	(674,564)

Other significant items:
Depreciation and amortization	370	28,505	200	29,075
Interest expense	10,942	74,561	46,087	131,590
Expenditures for fixed assets	-	10,544	-	10,544

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the three and nine months ended March 31, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.   We are currently granted 20 year land use rights to 1,975 acres of lands by the Chinese government for ginseng planting.

During the year ended June 30, 2014, the Forest Bureau governing one of the farms approximating 700 hectare (1,730 acres) of land notified the Company that this lease is no longer recognized. As a result the Company is prevented from developing and planting ginseng in undeveloped areas of this farm.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings. Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice and have started to store our raw material and sell limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. All those factors caused us to have losses in recent years. In addition, market of ginseng products is very competitive; we need to spend capital to promote our new products, and develop our marketing plan. There is no assurance that there will be sufficient demand for our ginseng beverages to allow us to operate profitably, or at all. Our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern. As of March 31, 2015, the cash balance on hand for the Company was about $37,366.

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

Although we did not have any production of or revenues from our ginseng beverage, we believe there is future potential to do so because (i) the China’s ginseng market is recovering now, and (ii) the demand and the price is in the uptrend due to Chinese government restrictions on the amount of land available for ginseng farming (land under our Company’s control was not affected by the government restrictions). Management is currently focusing on obtaining the financings so that the Company can open an online store at Taobao Marketplace and move forward with our marketing plan. There is no assurance that we can successfully raise money at terms acceptable to us or at all.

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

Distribution

We intend to recruit one general distributor for our products of ginseng beverage and wine in every city in China provided that we have sufficient capital to commence marketing and promoting our products.  The city level distributor can recruit the second level distributors.  In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sale branch offices to facilitate the local sales. Our direct sale will target at customers of high end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists attractions, airport and high speed trains, etc.

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

Discussion of Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and nine months ended March 31, 2015 and 2014, respectively.

	For the Three Months
	Ended March 31,		Change
	2015	2014	Amount	%
Revenues	$15,148	0	15,148	----
Cost of goods sold	60	0	60	----
Gross profit	15,088	0	15,088	----
Selling, general and administrative expenses	381,055	513,899	-132,844	-26%
Bad Debt Expense (Recovered)	(22)	0	(22)	----
Depreciation and amortization	21,342	29,075	-7,733	-27%
Interest expense	182,346	131,590	50,756	39%
Net Loss	(569,633)	(674,564)	104,931	-16%

	For the Nine Months
	Ended March 31,		Change
	2015	2014	Amount	%
Revenues	$167,362	2,551,181	-2,383,819	-93%
Cost of goods sold	115,878	2,080,737	-1,964,859	-94%
Gross profit	51,484	470,444	-418,960	-89%
Selling, general and administrative expenses	1,198,082	1,368,709	-170,627	-12%
Bad Debt Expense (Recovered)	(42,272)	(55,443)	13,171	-24%
Depreciation and amortization	67,276	90,241	-22,965	-25%
Interest expense	715,578	523,823	191,755	37%
Net Loss	(1,887,180)	(1,456,886)	(430,294)	30%

Revenue

We generated revenue of $15,148 from sales by Hong Kong Huaxia, a whole subsidiary of us in the three months ended March 31, 2015, compared to none during the three months ended March 31, 2014. Hong Kong Huaxia sells health and specialized local products based on customer orders which vary from time to time.

Our total revenue decreased from $2,551,181 in the nine months ended March 31, 2014 to $167,362 for the nine months ended March 31, 2015; a decrease of $2,383,819, or 93%. The primary reason for the decrease was that we did not have any sales generated from ginseng and ginseng juice during the nine months ended March 31, 2015. During the nine months ended March 31, 2015, we did not have sufficient capital to produce ginseng juice or harvest ginseng, and we did not take ginseng orders from the market.

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

Cost of Goods Sold

Our cost of goods sold was only $60 for the three months ended March 31, 2015, compared to $0 for the same period in 2014.

Our total cost of goods sold decreased from $2,080,737 for the nine months ended March 31, 2014 to $115,878 for the nine months ended March 31, 2015, a decrease of $1,964,859 or 94%.

The primary reason for the decrease was that we did not incur cost of goods sold in ginseng sales, including self-production, purchased ginseng for resale and ginseng beverage during the nine months ended March 31, 2014.

Our cost of goods sold is comprised of costs of different products purchased through HongKong Huaxia for resale, which were $60 and $115,878 for the three months and nine months ended March 31, 2015.

Gross Profit

Gross profit was approximately $15,088 for the three months ended March 31, 2015 and we did not have any gross profit during the comparative period in 2014.

Gross profit was approximately $51,484 for the nine months ended March 31, 2015, compared to $470,444 for the nine months ended March 31, 2014, a decrease of $418,960 or 89%. The decrease was primarily due to a decrease in the sales.

Selling, General and Administration Expenses

Selling, general expenses and administrative expenses decreased from $513,899 for the three months ended March 31, 2014 to $381,055 for the three months ended March 31, 2015, a decrease of $132,844, or 26%.

Selling, general expenses and administrative expenses decreased from $1,368,709 for the nine months ended March 31, 2014 to $1,198,082 for the nine months ended March 31, 2015, a decrease of $170,627 or 12%.

The decrease is mainly due to the decrease in our operation expense from Huaxing, such as salary for the workers who harvested ginseng; and expense from Ganzhi, such as labor of production, etc.

Interest Expense

Our interest expense increased by $50,756 or 39% from $131,590 for the three months ended March 31, 2014 to $182,346 for the three months ended March 31, 2015.

Our interest expense increased by $191,755 or 37% from $523,823 for the nine months ended March 31, 2014 to $715,578 for the nine months ended March 31, 2015.

The increase was due to an increase in loan balances during the corresponding period in 2014.

Depreciation and amortization

Depreciation and amortization decreased by $7,733 or 27% from $29,075 for the three months ended March 31, 2014 to $21,342 for the three months ended March 31, 2015.

Depreciation and amortization decreased by $22,965 or 25% from $90,241 for the nine months ended March 31, 2014 to $67,276 for the nine months ended March 31, 2015. This decrease is due to that certain property and equipment becoming fully depreciated.

Bad Debt Expense (Recovered)

Bad debt expense (recovered) was $(22) in the three months ended March 31, 2015.

Bad debt expense (recovered) increased by $13,171 from $(55,443) for the nine months ended March 31, 2014 to $(42,272) for the nine months ended March 31, 2015, an increase of 24%. The main reason is that our uncollected debt from Huaxing and Ganzhi decreased during the nine months ended March 31, 2105.

Net Loss

The net loss for the three months ended March 31, 2015 was $569,633; a decrease of $104,931 or 16%, compared to a net loss of $674,564 for the three months ended March 31, 2014. The decrease is primarily due to the decrease in selling, general and administrative expenses in the current quarter.

We had a net loss of $1,887,180 for the nine months ended March 31, 2015 and a net loss of $1,456,886 for the nine months ended March 31, 2014, an increase of $430,294, or 30%.  The increase is primarily due to the decrease in revenues combined with an increase in interest expense during the nine months ended March 31, 2015.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on March 31, 2015 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly denominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $18,374 and $(113,071) for the three months ended March 31, 2015 and 2014, respectively.  And we have comprehensive loss of $(551,259) and $(787,635) for the three months ended March 31, 2015 and 2014, respectively.  The assets and liabilities amounts for the three months ended March 31, 2015 were translated at 6.1422 RMB to 1.00 USD as compared to 6.1521 RMB to 1.00 USD for the three months ended March 31, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended March 31, 2015 and 2014 were 6.14369 RMB and 6.13860 RMB, respectively.

Translation adjustments resulting from this process amounted to $167,547 and $(150,618) for the nine months ended March 31, 2015 and 2014, respectively. And we have comprehensive loss of $(1,719,633) and $(1,607,504) for the nine months ended March 31, 2015 and 2014, respectively. The assets and liabilities amounts for the nine months ended March 31, 2015 were translated at 6.1422 RMB to 1.00 USD as compared to at 6.1521 RMB to 1.00 USD for the nine months ended March 31, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the nine months ended March 31, 2015 and 2014 were 6.14369 RMB, 6.13860 RMB, respectively.

Discussion of Cash Flow

Cash flows results for the nine months ended March 31, 2015 and the nine months ended March 31, 2014 are summarized as follows:

	March 31, 2015	March 31, 2014
Net cash provided by (used in) operating activities	$(421,642)	$429,480
Net cash provided by (used in) investing activities	$(7,881)	$(6,175,349)
Net cash provided by (used in) financing activities	$274,848	$5,890,643

Operating activities

Cash flows provided by (used in) operating activities amounted to $(421,642) for the nine months ended March 31, 2015, compared to $429,480 for the same period of 2014. This change was primarily due to an increase in net losses to $1,887,180, in addition to an increase in inventory of $176,704. These amounts were offset by an increase in accounts payable of $1,017,127 and an increase in accrued expenses of $441,324.

The increase in accounts payable was due to online products purchases during the nine months ended March 31, 2015. The increase in inventory was because we purchased products for online sale during the nine months ended March 31, 2015. The increase in accrued expenses was because of increased accrued interest.

Investing Activities

Cash flows used in investing activities amounted to $(7,881) for the nine months ended March 31, 2015 which consisted of the purchase of computers for $7,881.

Cash flows used in investing activities amounted to $(6,175,349) for the nine months ended March 31, 2014, which consisted of a deposit on the purchase of equipment of $6,175,349. During the six months ended December 31, 2013, Hong Kong Huaxia borrowed a short term loan of $6,065,932 to invest in Jilin Huaxia so that Jilin Huaxia could use the funds to purchase an irrigation system, a temperature control system, and two CNC machine tools for our operation use. The loan term was due on February 28, 2014, which was extended to June 30, 2015, and secured by the assets of Jilin Huaxia.

Financing activities

Cash flows provided by financing activities in the nine months ended March 31, 2015 was $274,848 and primarily consisted of proceeds of loans payable to related parties of $271,424 and proceeds from short term borrowings of $3,424.

Cash flows provided by financing activities for the nine months ended March 31, 2014 was $5,890,643, primarily proceeds from a short term borrowing of $6,011,506, offset by repayment of loans payable to related parties of $120,863.

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

As of March 31, 2015, there was no change in our loan payments compared with March 31, 2014 since the loans remained constant. As of March 31, 2015, we had an outstanding loan of 2,000,000 RMB (about $325,616) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.      Type of Loan: Short Term Agriculture Loan

2.      Loan Purpose: Planting

3.      Loan Amount: Principal of 2,000,000 RMB (about USD $325,616) with an annual interest of 6.325%

4.      Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.      Security: The loan is secured by assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. On June 27, 2013, the Company decided to dispose of the assets and liabilities of Tonghua Linyuan to a third party and plans to close Tonghua Linyuan. The Company has retained $511,368 in contingent liabilities of Tonghua Linyuan for the nine months ended March 31, 2015.

On August 30, 2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,302,465) from the same lender. The principal terms of the new 8 million RMB bank loan agreements are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

●	Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,302,465) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●	The loan carries a benchmark interest rate which is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate. Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $15,321) on August 21, 2012. And from September, 2012 to June 30, 2013, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash. For the year ended June 30, 2014, we paid $154,635 in accrued interest.

●	Repay the principal by installments according to the following repayment plan: principal payment of RMB 1M (approximately USD $162,808) on September 20, 2012, RMB 1M (approximately USD $162,808) on August 29, 2013, RMB 1M (approximately USD $162,808) on December 20, 2013 and RMB 5M (approximately USD $814,042) on August 29, 2014. The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

As of March 31, 2015, there was no change in our loan payments compared to June 30, 2014, since the loans remained constant. Since the lender, Ji’ An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have an impact on our liquidity and capital resources before we start to repay the lander.

On October 29, 2013, the Company borrowed $5,938,272 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan term was to February 28, 2014 and the Company paid $211,651 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On March 3, 2014, the due date of the loan was extended to June 30, 2014 and on September 3, 2014 the term of the loan was extended to June 30, 2015.

As of March 31, 2015, we have loans with various individuals and finance companies totaling $1,987,643 (RMB 12,208,500). These loans are payable on demand and bear interest at 3% per annum.

As of March 31, 2015 and 2014, we had notes payable of approximately $1,660,548 and $1,161,395 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders. The individuals loaned us funds which are interest free with no specific repayment date and unsecured. The funds received are evidenced by receipt of cash acknowledgments.

As of March 31, 2015, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Going Concern

As indicated in the accompanying consolidated financial statements, the Company had net losses of $(1,887,180) and $(1,456,886) for the nine months ended March 31, 2015 and 2014, respectively, and an accumulated deficit of $16,056,515 at March 31, 2015 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

(a)	Evaluation of disclosure controls and procedures

As of the end of our last fiscal year ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management conducted a similar evaluation as of the period covered by this Report and management again concluded that our disclosure controls and procedures were similarly ineffective as of March 31, 2015.

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

China Ginseng Holdings, Inc.

Date: May 15, 2015	By:	/s/ Changzhen Liu
Changzhen Liu
Principal Executive Officer

Date: May 15, 2015	/s/ Ren Ying
Ren Ying
Principal Financial Officer and Principal Accounting Officer

