Form 10-K
period 2015-06-30
China Ginseng Holdings Inc
filed 2015-10-13
CIK 1338460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $398,4601 .

As of October 13, 2015, the Registrant has 44,397,297 shares of common stock outstanding.

1 We based our market value on the closing bid of our stock in the public market which was $0.01 per share as of December 31, 2014, as well as 39,846,047 shares held by non-affiliates as of December 31, 2014.

CHINA GINSENG HOLDINGS, INC

FORM 10-K INDEX

 PART I

ITEM 1.          DESCRIPTION OF BUSINESS

China Ginseng Holdings, Inc. (the “Company”, together with its subsidiaries, herein referred to as “we” “us” and “our”) was incorporated on June 24, 2004 in the State of Nevada. Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng. Starting August 2010, we have gradually shifted our business focus from farming and selling ginseng to producing and selling ginseng juice and wine with our crops as raw materials, although we still maintain our farming and selling ginseng business. Through leases, we control 3,705 acres of land approved by the Chinese government for ginseng planting. During the year ended June 30, 2014, the Forest Bureau governing one of the farms approximating 700 hectacres (1,730 acres) of land notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of this farm.

OUR ORGANIZATIONAL STRUCTURE

Below is a chart of our current organizational structure:

Note: All the wholly foreign owned enterprises have duly obtained the approval from the relevant government. Pursuant to PRC laws, a wholly foreign owned enterprise needs to apply for and obtain an approval certificate from the competent approval government authorities (the Ministry of Commerce of PRC or its local branch) and then a business license from the competent registration authorities (the Administration for industry and commerce of the PRC or its local branches) before it legally starts its business operation. Each foreign owned enterprise has not only obtained the approval certificate from the competent local approval government authorities but also the business license for the competent local registration authorities.

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

Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”) - Ginseng farming and sales

•	The registered capital of Yanbian Huaxing is $614,000. Yanbian Huaxing is operated to plant ginseng and our revenue in the past was mainly from the sales of ginseng produced and sold by Yanbian Huaxing. With the shift of our business focus to canned ginseng juice, we have started to reserve the high quality grown ginseng for ginseng beverage production and sold only those not qualified to make ginseng juice. However, in past three years, we were not able to reserve any grown ginseng due to various reasons such as extensive rain and typhoon. We plan to purchase high quality ginseng in the market to produce ginseng juice going forward.

Jilin Ganzhi Ginseng Products Co. Ltd. (“Jilin Ganzhi”) - Producing Canned Ginseng Juice.

•	The registered capital of Jilin Ganzhi is $100,000. Jilin Ganzhi is operated to process ginseng and produce canned ginseng juice. Jilin Ganzhi started production of canned ginseng juice during the three months ended December 31, 2010.

Tonghua Linyuan Grape Planting Co. (“Tonghua Linyuan”) - Growing grapes and producing wine through a winery producer, currently inactive.

•	On January 15, 2008, we acquired Tonghua Linyuan from two PRC individual shareholders at a price of $1,000,000 with an intention to grow grapes for wine production.

•	As of June 2013, the planned production of wine and grape juice had not been commenced due to the poor quality of the harvests which were not suitable for the production of wine or grape juice, and therefore we decided to abandon the growing and harvesting of grapes. On June 30, 2013, we transferred all assets and debts of Tonghua Linyuan to Mr. Wenkai Wang for $0 (zero) consideration, including the ownership of machinery and equipment, the right to the use of the plant and the debt of $2 million of Tonghua Linyuan, effective immediately. Pursuant to the sale of all assets and debts, Tonghua Linyuan became a shell with no operations.

Jinlin Huamei Beverage Co. Ltd (“Jilin Huamei”) - Marketing our canned ginseng juice

•	The registered capital of Jilin Huamei is $200,000. Jilin Huamei operates as a sales department for our canned ginseng juice. We commenced sales of ginseng beverage in October 2010 and Jilin Huamei started generating revenue in November 2010.

Hong Kong Huaxia International Industrial Co., Ltd (“Hong Kong Huaxia”) - Sale of health products and specialized local goods

•	Hong Kong Huaxia was incorporated by us on March 18, 2012 as a wholly-owned subsidiary to sell health and specialized local products. The registered capital of Hong Kong Huaxia is HKD 1,000,000 (approximately $129,032). Hong Kong Huaxia began operations in April 2012.

BUSINESS OVERVIEW:

Our business in China is currently conducted through the above four wholly-owned subsidiaries. Below is the operational status of each of these businesses as of the date of this filing:

•	Yanbian Huaxing: In the past, our revenue was mainly from the sales of ginseng produced and sold by Yanbian Huaxing which consists of Yanbian farm and Mudanjiang farm. In August 2010, we shifted our business focus to canned ginseng juice and started to store fresh ginseng for producing canned ginseng juice. Qualified ginseng produced by Yanbian Huaxing has been and will continue to be used as raw material of canned ginseng juice and only those oxidized ginseng not qualified to be used for canned ginseng juice will be sold directly through Yanbian Huaxing. Yanbian farm’s harvest was substantially complete by December 31, 2012. The other farm, Mudaniang, will harvest no ginseng until about 2018 due to the damages caused by a typhoon in August 2012. However, our decision to shift our business focus mainly to production and sale of ginseng juice remains unchanged. We currently have stored sufficient ginseng to produce approximately one million ginseng juice cans and we plan to continue purchasing ginseng from the market as raw material for ginseng juice production.

•	Jilin Ganzhi: Jilin Ganzhi processes fresh ginseng and produce canned ginseng juice.

•	Jilin Huamei: Jilin Huamei operates as a sale department for canned ginseng juice. We plan to recruit new distributors in 2016 if our capital allows.

•	Hong Kong Huaxia: Hong Kong was set up as a part of our adjusted marketing strategy so that we can explore the Asia Market through Hong Kong Huaxia while Jilin Huamei focuses on domestic sales. Hong Kong Huaxia started operation in April 2012 and generated approximately 100% of revenue during the year ended June 30, 2015 through resales of cosmetic products under the brand of Aoweisi and Ruiersui Capsules. The focus of Hong Kong Huaxia is sales of our ginseng juice in Asia market.

•	Jilin Huaxia: Jilin Huaxia is a wholly owned subsidiary of Hong Kong Huaxia. We plan on opening an online store through Taobao, the biggest online business-to-consumer and consumer-to-consumer platform in Asia. Because Taobao only accepts stores with a domestic business address, we established Jilin Huaxia to facilitate our expansion into these markets.

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

We obtained 20 years land use rights to 3,705 acres of land approved by the local government for ginseng growing on June 12, 2005. During the year ended June 30, 2014, the Forest Bureau governing one of the farms approximating 700 hectacres (1,730 acres) of land notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of this farm.

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

In 2008, we started storing fresh ginseng as a raw material in a rented refrigerated warehouse. We entered into a 5-year lease agreement with Meat Union Refrigerated Warehouse for the rented refrigerated warehouse in 2008 for the rental of 160 cubic meters with a monthly rental of 57RMB (about USD $ 8.1) per cubic meter. In October 2010, we renewed the lease agreement with a rental of 4500 RMB (about USD $678.86, approximately $4.2 per cubic meter) per month. The principal terms of the lease agreement are as follows:

•	Parties: Meat Union Refrigerated Warehouse (“Meat Union”) and Jilin Ganzhi Ginseng Products Co Ltd. (“Jilin Ganzhi”);

•	Meat Union leases out three refrigerated warehouses for Jilin Ganzhi to store ginseng. During the refrigerated period, Meat Union is required to keep the temperature at 12 - 15 degrees below zero, if there are any changes of the temperature Meat Union needs to notify Jilin Ganzhi immediately. If Meat Union fails to notify Jilin Ganzhi and consequently caused the molding or rotting of ginseng, Meat Union shall be responsible for all the losses. Jilin Ganzhi shall inspect warehouse temperature periodically.

•	The contracts starts from October 15, 2010 and will remain valid until terminated by the parties, monthly rent is 4500 RMB. When Jilin Ganzhi vacates a warehouse, both parties will renegotiate the rent for the refrigerated warehouse.

We purchased a production factory for ginseng beverage for the total consideration of 9,000,000 RMB (USD $1,472,128) under a written contract dated March 2, 2010. We paid 500,000 RMB (about USD $81,785) on June 24, 2010; obtained an 8 million RMB (about USD $1,308,558) bank loan from Meihekou City Rural Credit Union to pay the seller on September 10, 2010; and paid 100,000 RMB (about USD $16,357) in December 2010. The remaining balance of 400,000 RMB (about USD $65,428) was to be paid off by the end of June 2010 pursuant to the written contract; however, on March 22, 2010, we obtained oral consent from the seller to extend the due date to December 31, 2011.  We were not able to pay off the remaining balance by December 31, 2011 and the seller orally agreed to further extend the due date to the date when we have sufficient cash to pay off the remaining balance.  Nevertheless, if our cash flow do not improve and cannot obtain a further extension from the seller or the seller revokes its oral consent of extension, the seller has the right to repossess the production factory, confiscate the deposit paid to the seller and we will be liable to compensate the seller for an amount equivalent to 6 month’s rental expenses for using the production factory. The principal terms of the written contract are as follows:

•	Parties: Meihekou City Hengyide Warehouse Logistics Co., Ltd. (“Meihekou”) and Ganzhi Ginseng Products Co Ltd & China Ginseng Holdings, Inc. (collectively “Ginseng Group.”)

•	Meihekou and Ginseng Group shall go to the PRC auction company Jilin Mingshi Auction Co. Ltd. together to apply for the change of the purchaser’s name from Meihekou to Ginseng Group. The application fee is borne by Ginseng Group.

•	All details/content of the location, land area and facilities that to be acquired originally by Meihekou remain unchanged. The amount of the consideration of RMB 9,000,000 (about USD $1,472,128) and the agency commission that was to be originally paid by Meihekou shall remain unchanged and payment shall be made by Ginseng Group to Meihekou.

•	Payment method: This agreement became effective upon date of signing, Ginseng Group shall pay Meihekou of RMB 500,000 (about USD $81,785) before March 20, 2010, the remaining balance shall be repaid in full by June 30, 2010.

•	Meihekou shall waive the rental expenses incurred by Ginseng Group for using the premise for the period from January 2010 to February 2010.

•	If the remaining balance was not settled by June 2010, Meihekou has the right to repossess the premise and confiscate the deposit paid to Meihekou. And Ginseng Group is liable to compensate Meihekou for an amount equivalent to 6 month’s rental expenses for using the premise.

Ginseng Group has not paid off the remaining balance of 400,000 RMB (about USD $65,428) until now; however, Meihekou has orally agreed to extend the due date of the payment to the date that we have sufficient cash flow to pay off the remaining balance, with all other terms and conditions remain the same.

On August 30, 2012, we paid off the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB from the same lender.  The principal terms of the new 8 million RMB bank loan agreement are as follows:

•	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

•	Meihekou Credit Union granted a loan of 8 million RMB (about USD $1,308,558) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

•	The loan carries a benchmark interest rate which is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate. Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. The monthly interest rate of August 2012 was 10.513 and we paid interest of 94,126.63 RMB (about USD $15,396) on August 21, 2012. During the year ended June 30, 2014, the Company repaid interest of 950,000 RMB (USD $155,391). We will assume the payment of the remaining interest when we have enough cash.

•	Repay the principal by installments according to the following repayment plan

Repayment time	Amount (Million)
09-20-2012	1
08-29-2013	1
12-20-2013	1
08-29-2014	5

As of the date of this filing, no payments have been made for any of the installments and the loan is in default.

Our ginseng sales revenue includes revenue from our ginseng production and revenue from resale of ginseng purchased from outside farmers. Our ginseng production is constituted of our own farmed ginseng production and ginseng purchased from the farmers who leased land from us. We sell ginseng directly to the market without distributors and to customers who purchase ginseng from us on an order-to-order basis. Though purchases from a few customers aggregately accounted for more than 10% of our sales of ginseng, we do not have any written or oral agreement with those customers. We consider a purchase to be completed once cash is paid by a customer. For large orders, as is custom in the ginseng business, when ginseng is shipped to a customer, the customer pays approximately 20%-30% of the invoice and is entitled to an inspection process which could take up to 60 days. Upon completion of the inspection and approval process, the customer notifies us and sends us the balance of the invoice price, and a sale is recorded. For smaller orders, customers pick up the Ginseng from the Company, pay in cash at time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon shipment/payment. During the years ended June 30, 2015 and 2014, no orders were subject to the inspection process.

However, as we have shifted the focus of our business from sale of ginseng to canned ginseng juice, there is no assurance that there will be sufficient demand for our beverages to allow us to operate profitably in the short term until our new products are more widely recognized and sold. Accordingly, past revenues and other financial results will not provide a meaningful basis for future performance given the material change in our business.

PRINCIPAL EXECUTIVE OFFICE:

Our principal executive offices are located at 1562 Jie Fang Great Road, 16 FL, Zhongji Building, Suite 1062-1063, Nanguan District, Changchun City, China, Tel: (86) 43188952022. Our website is http://www.chinaginsengs.com.

OUR PRODUCTS:

Ginseng Production

Sales of Ginseng

We sell ginseng directly to the market without distributors and to customers who purchase ginseng from us on an order-to-order basis. However, as of this filing, the Company has not sold any Ginseng in 2015.

In the past, if ginseng produced by us or the farmers who leased land from us were not qualified to produce canned ginseng juice, we sold it to the market. In addition, as we have been engaged in the business of farming, processing and selling ginseng for more than eight years, we are very familiar with the local ginseng planting and have good connection with ginseng farmers. Therefore, sometimes we are able to purchase ginseng with good quality from the outside farmers at a price lower than market price and then directly sell those ginseng we purchased to the market. Starting in 2008, we began reserving fresh ginseng as raw material to produce canned ginseng juice. As of the date of this filing, we are no longer selling fresh ginseng or dry ginseng directly to the market except such portions of our product that are not qualified for use in our canned ginseng juice and the ginseng we purchased from outside farmers which is oxidized ginseng. Ginseng’s growing season is from April to September. Normally we sow the seed in April and harvest in September. Excessive rain in June to August will normally cause oxidation on the ginseng because that is the grow season for ginseng. Our average yearly rain volume in the past ten years is approximately 500 millimeter and we usually have approximately 30% of ginseng oxidized each year. However, because we intend to produce high quality canned ginseng juice, we apply very strict and much higher standards when we select ginseng as raw materials for ginseng juice production. Therefore, only portion of non-oxidized with high quality grown ginseng will be reserved for ginseng juice production. For the year ended June 30, 2015, we did not reserve any of our grown ginseng for ginseng juice production due to the damage caused by the typhoon in 2012. Once ginseng is oxidized, it is no longer qualified as raw material for ginseng beverage; however, we can still sell it to the market at a lower price compared to the price of non-oxidized ginseng.

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

We have been granted land use rights to 1,500 hectares (about 3,705 acres) of land resources for ginseng planting by the local government including Yanbian farm and Mudanjiang farm. Currently, we have planted approximately 287,984 square meters of land. Yanbian farm was substantially completely harvested by December 31, 2012. We only planted small amounts of Ginseng at Yanbian farm during the fiscal year ended June 30, 2013 because the climate and soil conditions have deteriorated. The other farm Mudaniang will harvest no ginseng until about 2018 due to the damages caused by a typhoon strike which occurred in August 2012. During the year ended June 30, 2014, the Forest Bureau governing Yanbian Huaxin’s farms approximately 700 hectacres (1,730 acres) of land notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of this farm.

With regard to the land resources we developed, we have hired our own employees to plant ginseng on part of the lands. When we have enough capital to plant new ginseng, we plan to enter into contacts with local farmers to grow, cultivate and harvest ginseng.

Inventory

All of our high quality ginseng is currently reserved for use by us in the manufacture of ginseng juice. Fresh ginseng can be placed in refrigerated storage for two years and still be used in the production of ginseng beverages. We plan to begin to use the reserve ginseng to manufacture the ginseng juice in the second quarter of fiscal year ended June 30, 2016.

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

Currently, there are about 10 kinds of ginseng drinks on the market; all of them are Chinese. The price range for those products is 6 -40 RMB per can (about USD $0.97-$ 4.51) and one fresh ginseng juice imported from Korea, about 49 RMB (about USD 7.96) based on our market research.

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

This is why we store our fresh ginseng in refrigerated warehouse space. We are currently renting a refrigerated warehouse (-20 C degree) to store all fresh ginseng inventory necessary for production of the ginseng beverages. Monthly rent for refrigerated warehouse is RMB 4,500 (about USD $676.86). We commenced production in August 2010 and sales in October 2010 which was reflected in our financial statement for the three months ended December 31, 2010. We initiated our sales of canned ginseng juice in China and we plan to expand our business to overseas provided that we obtain sufficient funding. Our Ganzhi Ginseng Beverage costs approximately $1.13 per bottle (160 ml) and our American Ginseng Beverage will cost approximately $1.12 per bottle (160 ml). However, as we are in the initial stage of ginseng beverage business, we cannot assure the demands for our ginseng beverage will be profitable in the short term and there is no guarantee that we will be able to generate revenue with ginseng beverage business.

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

Distribution Methods

There are 667 cities in China.  We plan to recruit one general distributor for canned ginseng juice in each city through Jilin Huamei if our capital allows. The general distributor can recruit the second level distributors. In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sale branch offices to facilitate the local sales. Our direct sale will target at customers of high end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists attractions, airport and high speed trains, etc.

We recruited distributors in the past. However, we have not renewed any distribution agreement upon expiration or recruited new distributors because of lack of funds. We plan to recruit distributor once we resume our production and have enough fund.

Sources and Availability of Raw Materials

We obtain fresh ginseng for beverage production from two sources, our grown ginseng including self-planted ginseng and the ginseng sold to us by farmers in accordance with the contracts we entered into with them, and the ginseng we purchase from the outside farmers. However, due to various reasons, we were not able to reserve high quality ginseng from self-planted ginseng in the past three years. We plan to purchase high quality ginseng from the market for ginseng juice production going forward.

Seasonality

There is no seasonality for sale of ginseng beverages.

MARKETING ACTIVITIES

Once our capital allows, we plan to recruit general distributors to sell our products through our subsidiaries Jilin Huamei and Hong Kong Huaxia. IAnd we plan to set up Jilin Huamei sale brach offices in some major cities in addition to the online sale through Hong Kong Huaxia’s e-commerce.

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

Although our other products have no patent protection, our two types of ginseng beverages have been certified as PRC domestic healthcare food by SFDA (State Food and Drug Administration) and received approval certificates (“GMP Healthcare Food Certificate”) from the SFDA, each of which is valid for a term of 5 years and renewable at the expiration thereof. According to the Rules for Administration over Registration of Healthcare Food (Trial Implementation) issued by SFDA on April 30, 2005, the healthcare food applying for GMP Health Food Certificate refers to such food as claimed to have special health function or focuses on supplementing vitamins or minerals, that is, food which is suitable for special population, has function of regulating the institutions instead of treating diseases, and will not bring any acute, sub-acute or chronic damages to the body. The application for registration of healthcare food shall be subject to an examination and approval process in which the SDFA evaluates and examines systematically the safety, effectiveness, quality controllability as well as the specifications of the healthcare food being applied for registration and make a decision as approving the registration or not according to the application and based on the lawful procedures, conditions and requirements. As of the date of this filing, we have received the following SFDA approvals for renewal:

a.	Health food production permit for Jilin Ganzhi Beverage Company, Approval No. 2014-0001, issued on February 17, 2014, valid until February 16, 2018.

b.	SFDA approval for Ganzhi Ginseng Beverage, No. SFDA G20090249 issued by the State Food & Drug Administration on May 31, 2009 which is valid indefinitely until and unless the SFDA issues a stop order (*).

c.	SFDA approval for Ganzhi American Ginseng Beverage, No. SFDA G20090208 issued by the State Food & Drug Administration on May 27, 2009 which is valid indefinitely until and unless the SFDA issues a stop order (*).

*  Circular of Health Food Re-registering, SFDA No.[2010]300, July 23, 2010.

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

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by China’s Ministry of Commerce (MOFCOM) and NDRC in 2011 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. Except for those expressly provided with restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to foreign investment, there is always a limitation on foreign investment and ownership. Foreign investment is prohibited in prohibited industries/business. The PRC subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

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

Regulations on Employee Stock Option Plans

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In March 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the 2007 Stock Option Rules. In February 2012, SAFE promulgated the Notice on Issues Related to Foreign Exchange Administration on Domestic Individuals’ Participation in Equity Incentive Plans of Overseas-Listed Company, which replaced the 2007 Stock Option Rules. Under current effective rules, if a PRC resident participates in any equity incentive plan of an overseas publicly-listed company, a qualified PRC domestic agent must, among other things, file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such equity incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or stock such participant holds. Such participating PRC residents’ foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a PRC collective foreign currency account opened and managed by the PRC agent before distribution to such participants.

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

Food Safety Law of the People’s Republic of China

The Food Safety Law of the People’s Republic of China as adopted at the 7th Session of the Standing Committee of the 11th National People’s Congress of the People’s Republic of China and effective on June 1, 2009, governs the food safety in food production and business operation activities. Pursuant to the Food Safety Law of the People’s Republic of China, food producers must establish an internal inspection and record system for raw materials and predelivery products, and food distributors must also establish internal systems to record and inspect food products procured from suppliers. In addition, any food additives that are not in the approved government catalog must not be used and no food products can be sold inspection-free.

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

Compliance with Environmental Law

We comply with the Environmental Protection Law of China and its local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Our costs of compliance with applicable environmental laws are minimal, since the manufacturing of our products generates very limited damages, if any, to the environment. Accordingly we had no expenditures for compliance with environmental law in 2014 and 2015 and do not anticipate incurring any such costs in the future. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it may occur in the future, but no assurance can be given in this regard.

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

We believe we compete in this market based upon our patented technology to produce our ginseng beverage and land resources controlled directly by land use rights granted to us

Ginseng Beverage

In the market there are about 10 kinds of ginseng beverage. The prices of these products range from approximately $0.60 to $4.51 per bottle.

The Company currently is a small competitor in the market.  Some of our competitors have greater financial and personnel resources and all have achieved greater market penetration than we have.

We believe we have some competitive advantage in the China market due to the technology we use to produce our ginseng beverage.  Based upon reading of competitors’ labels, all of their ginseng drinks are produced by blending after extracting ginsenosides through chemical methods. Management believes that the extraction for ginsenosides will cause damage to its nutritional components because high heat is used in the process of the extraction.  Our technology is different from the method used by our competitors.  We squeeze out the natural juice from fresh ginseng. However, our drink formula enables us to use refrigerated ginseng as raw material to produce canned ginseng juice and still able to maintain its freshness and nutrition in final products.  The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance. In order to store the fresh ginseng, we rent a refrigerated warehouse (-20 C degree). We currently have fresh ginseng inventory to produce approximately one million cans of ginseng juice.

Employees

We have the following employees as of the date of this filing. The seasonal field workers listed below are part-time employees.

	Total	Officers	Admin	Accounting	Full-time Employee	Part -time Employee
China Ginseng Holding	10	1	4	2	3	0
Jilin Huamei	5	1	1	2	1	0
Yanbian Huaxing	5	1	2	2	0	0
Jilin Ganzhi	42	1	11	2	28	0
Jinlin Huaxia	5	1	1	2	1	0
Hong Kong Huaxia	19	1	1	2	15	0
Total	86	6	20	12	48	0

We consider our relationship with our employees to be excellent.

ITEM 1A.       RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.          PROPERTIES

Our principal executive offices are located at 1562 Jie Fang Great Road, 16 FL, Zhongji Building, Suite 1062-1063, Nanguan District, Changchun City, China. The corporate headquarters occupy approximately 749.17 square meters and is on a one-year lease from January 1, 2014 to December 31, 2015.  Rent is approximately $22,108 for one year.

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

On June 15, 2000, we were granted 20 years land use rights of approximately 2000 acres of Ermu Forestry land by Ermu County Government, Tunhua. On January 8, 2005, we entered into a land lease agreement with Heilongjiang Province Muling Forestry Bureau and Huaxing Ginseng Industry Co. for 1,750 acres of forest to grow ginseng for 20 years and pursuant to the lease agreement, our annual aggregate lease payments are approximately $91,500. However, during the year ended June 30, 2014, the Forest Bureau governing Yanbian Huaxin farm approximately 700 hectacres (1,730 acres) of land notified the Company that this lease is no longer recognized.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol “CSNG” and has very limited trading. The closing price for our Common Stock on the OTCBB on October 12, 2015 was $0.03 per share.

As of October 10, 2015, we had 278 record holders of common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of the Company for the fiscal years ended June 30, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.

We were granted 20 year land use rights to 3,705 acres of lands by the Chinese government for ginseng planting. However, during the year ended June 30, 2014, the Forest Bureau governing Yandian Huaxin farms, approximately 700 hectacres (1,730 acres) of land, notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of this farm. As of now, we have the 20-year land use rights to approximately 2,020 acres of lands for ginseng planting.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings. Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice and have started to store our raw material and sell very limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. However, due to the global recession and local market conditions, demand for ginseng exports declined beginning in 2008, creating a significant oversupply in China. In addition, our ginseng beverage business needs more capital to develop and promote. All those factors caused us to have losses in recent years.

As of June 30, 2015, the cash balance on hand for the Company was about $10,016. Our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern.

In order to meet the challenge, we are taking the following actions:

On July 21, 2015, we raised 1.6 million dollars through private placement. With those capital, the Company plans to restart ginseng beverage production and apply a new reduced size ginseng beverage (40 ML) in October 2015. We estimate that it will be approved by the SFDA by the end of 2015.

On August 18, 2015, our Board appointed Mr. Yin to be CEO and Chairman of the Company. Mr. Yin is a very successful and experienced entrepreneur and a leader. He received Glory Star issued by Zhenjiang City Danyang Commerce and Industry Bureau for five consecutive years. Under the leadership of Mr. Yin, the Company will focus on the ginseng beverage business in 2016 and might bring more health products to the Company’s business in 2017. We believe that it is the right time to make the Company a diversified health products company because healthcare and wellness is a growing industry in China which brings us opportunities to become a long term growth company and to be a benchmarking enterprise in ginseng beverage industry.

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

Ginseng’s growing season is from April to September, six months a year.  Normally we sow the seed in April and harvest in September. Ginseng seeds are obtained after the blossom in autumn, the seed can be sowed in September or next Spring, it takes 10 days to germinate and 10 days for seedling. And the whole growing cycle for ginseng from seeding to harvest usually takes around 5-6 years to ensure the growth of ginseng and the nutrition it contains in the root. For ginseng, every hectare can harvest 18 to 20 kg ginseng. As of June 30, 2015, the planting area for ginseng is 287.984 square meter.

Since August 2010, we have gradually shifted our business focus from direct sale of ginseng and ginseng byproducts to production and sale of canned ginseng juice and wine.

Through Jilin Ganzhi, we produce two types of canned ginseng juice.

•	Ganzhi Asian Ginseng Beverage
•	Ganzhi American Ginseng Beverage

New Focus of Our Business

Canned Ginseng Juice

Currently, there are about 10 kinds of ginseng drinks on the market in China; all of them are imported from Korea.   The price range for those products is 10 -30 RMB per can (about USD $1.50-$4.51).

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

The reason direct squeezing is not commonly used in canned ginseng juice is that it needs fresh ginseng as a raw material and preservation of fresh ginseng is very difficult. However, our drink formula enables us to use refrigerated ginseng as raw material to produce canned ginseng juice and still able to preserve its freshness and nutrition in final products.  The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance.

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

Distribution

We intend to recruit one general distributor for our products of ginseng beverage and wine in every city in China.  The city level distributor can recruit the second level distributors.  In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sale branch offices to facilitate the local sales. Our direct sale will target customers of high end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists’ attractions, airport and high speed trains, etc.

Furthermore, Hong Kong Huaxia was set up as a part of our adjusted marketing strategy so that we can explore the Asia Market through Hong Kong Huaxia while Jilin Huamei focuses on domestic sales.

Currently, due to lack of funds, we do not have any distributor.

Competitive environment

The market for ginseng products and wine is highly competitive. Our operations may be affected by technological advances by competitors, industry consolidation, patents granted to competitors, competitive combination products, new products offered by our competitors, as well as new information provided by other marketed products and/or other post-market studies.

Discussion of Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the year ended June 30, 2015 and 2014, respectively.

	Year Ended June	Year Ended June 30,	Change
	30, 2015	2014	Amount	%
Revenues	$272,607	$2,610,024	$(2,337,417)	-90%
Cost of Goods Sold	185,679	2,089,423	(1,903,744)	-91%
Gross profit	86,928	520,601	(433,673)	-83%
Selling, general and administrative expenses	1,278,771	1,839,780	(561,009)	-30%
Bad debt expense	525,903	2,537,697	(2,011,794)	-79%
Depreciation and amortization	76,664	77,909	(1,245)	-2%
Impairment of investment	0	24,905	(24,905)	-100%
Interest expense	2,110,084	802,232	1,307,852	163%
Provision for income taxes	0	0	0
Net Loss	$3,904,494	$4,761,922	$(857,428)	-18%

Revenue

We generated revenue of $272,607 from sales by Hong Kong Huaxia, a whole subsidiary of us in the year ended June 30, 2015. Hong Kong Huaxia sells health and specialized local products based on customer orders which vary from time to time.

Our total revenue decreased from $2,610,024 for the year ended June 30, 2014 to $272,607 for the year ended June 30, 2015, a decrease of $2,337,417 or 90%. The primary reason for the decrease was that we did not have any sales generated from ginseng and ginseng juice during the year ended June 30, 2015.

For the year ended June 30, 2015, we did not have sufficient capital to produce ginseng juice or harvest ginseng, and we did not take ginseng orders from the market.

On July 21, 2105, we raised 1.6 million dollars through private placement. With those capital, the Company plans to restart ginseng beverage production and apply a new reduced size ginseng beverage (40 ML) in October 2015. We estimate that it will be approved by SFDA by the end of 2015.

On August 18, 2015, our board appointed Mr. Yin to be CEO and Chairman of the Company. Mr. Yin is a very successful and experienced entrepreneur and, a leader. He received Glory Star issued by Zhenjiang City Danyang Commerce and Industry Bureau for five consecutive years. Under the leadership of Mr. Yin, the Company is going to focus on the ginseng beverage business in 2016 and might bring more health products to the Company in 2017 to make company become a diversified health products company because healthcare and wellness is a growing industry which brings us opportunities to become a long term growth company and to be a benchmarking enterprise in ginseng beverage industry.

In 2016, we expect the sales of ginseng beverage will be 90%-100% of revenue; the sales of resale ginseng will be 0-10% and aim to generate profit in 2016. In order to achieve these goals, we plan to 1) continue to develop our own online shopping platform in October 2015 to make it easier to access, and more convenient for customers; 2) rebuild our distribution network; 3) start to establish our own nationwide store to sell ginseng beverage; and 4) develop health membership club. However, even with those changes, there is no assurance that our sales of ginseng beverage will meet our expectation as the market conditions may change.

Cost of Goods Sold

Our total cost of goods sold decreased from $2,089,423 for the year ended June 30, 2014 to $185,679 for the year ended June 30, 2015, a decrease of $1,903,744 or 91%.

The primary reason for the decrease was that we did not incur cost of goods sold in ginseng sales, including self-production, purchased ginseng for resale and ginseng beverage for the year ended June 30, 2015.

Our cost of goods sold is comprised of costs of different products purchased through Hong Kong Huaxia for resale, which were $185,679 for the year ended June 30, 2015.

Gross Profit

The gross profit decreased from $520,601 for the year ended June 30, 2014 to $86,928 for the year ended June 30, 2015, a decrease of $433,673 or 83%. The decrease was primarily due to a decrease in the overall sales.

Selling General and Administration Expenses

Selling, general and administrative expenses decreased from $1,839,780 for the year ended June 30, 2014 to $1,278,771 for the year ended June 30, 2015, a decrease of $561,009, or 30%. The decrease in 2015 was mainly due to the decrease in our operation expense from Yanbian Huaxing, such as salary for the workers who harvested ginseng; expense from Jilin Ganzhi, such as labor of production, and expense from Jilin Huamei, such as ginseng juice marketing fee, etc.

Bad Debt Expense

The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses, determined by reviewing past due balances and other information.  The bad debt expense decreased by $2,011,794, or 79% from $2,537,697 for the year ended June 30, 2014 to $525,903 for the year ended June 30, 2015.The decrease in bad debt expense in 2015 was due to successfully collecting the past due receivable.

Depreciation and Amortization

Depreciation and amortization was $76,664 for the year ended June 30, 2015, compared to $77,909 for the year ended June 30, 2014, a decrease of $1,245 or 2%.

Impairment of Investment

During the year ended June 30, 2014, the Company determined its investment in Changchun Zhongshen Beverage Co. Ltd. was impaired as it ceased operations. As such, the Company recorded an impairment loss of $24,905 for the year ended June 30, 2014. And the Company did not have any impairment of investment for the year ended June 30, 2015.

Interest Expense

Our interest expense increased by $1,307,852, from $802,232 for the year ended June 30, 2014 to $2,110,084 for the year ended June 30, 2015, representing a 163% increase.  Interest expense includes an amount for imputed interest relating to non-interest bearing loans to related parties aggregating $132,417 and $108,548 for the years ended June 30, 2015 and 2014, respectively. The increase in interest expense was due to a new loan in 2014 of Hong Kong Huaxia of $5,966,057 and an increase in other loans of $846,596 from individuals and finance companies in China.

Income Tax Expense

There is no income tax expense for the year ended June 30, 2015.

Net Loss

As a result of the above factors, net loss was $3,904,494 for the year ended June 30, 2015, a decrease of $857,428 or 18%, as compared to the net loss of $4,761,922 for the year ended June 30, 2014. The decrease was primarily due to the decrease in selling, general administrative expenses and bad debt expense for the year ended June 30, 2015.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on June 30, 2015 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly dominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to ($296,789) and $211,796 for the year ended June 30, 2015 and 2014, respectively. And we have comprehensive loss of $4,210,283 and $4,550,126 for the year ended June 30, 2015 and 2014, respectively.  The assets and liabilities amounts with the exception of equity for the year ended June 30, 2015 were translated at 6.1136 RMB to 1.00 USD as compared to 6.15280 RMB to 1.00 USD for the year ended June 30, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the year ended June 30, 2015 and 2014 were 6.1378 RMB and 6.14350 RMB, respectively.

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

As of June 30, 2015, we had working capital deficit of $16,523,748, compared to a working capital deficit of $11,616,962 as of June 30, 2014.

As of June 30, 2015, there was no change in our loan payments compared with June 30, 2014 since the loans remained constant. As of June 30, 2015, we had an outstanding loan of 2,000,000 RMB (about $327,139) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of 2,000,000 RMB (about USD $327,139) with an annual interest of 6.325%

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by assets of Tonghua Linyuan including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   On June 27, 2013, the Company decided to dispose of the assets and liabilities of Tonghua Linyuan to a third party and plans to close Tonghua Linyuan. The Company has retained $513,760 in contingent liabilities of Tonghua Linyuan for the year ended June 30, 2015.

On August 30,  2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,308,558) from the same lender.  The principal terms of the new 8 million RMB bank loan agreements are as follows:

•	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

19

•

Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,308,558 ) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014

•

The loan carries a benchmark interest rate is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $ 15,396) on August 21, 2012. And from September, 2012 to June 30, 2013, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash. For the year ended June 30, 2015, we paid $154,635 in accrued interest.

•	Repay the principal by installments according to the following repayment plan: principal payment of RMB 1 million (approximately USD $163,570) on September 20, 2012, RMB 1 million (approximately USD $163,570) on August 29, 2013, RMB 1 million (approximately USD $163,570) on December 20, 2013 and RMB 5 million (approximately USD $817,848) on August 29, 2014. The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

As of June 30, 2015, there was no change in our loan payments compared to June 30, 2014, since the loans remained constant.  Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender.

On October 29, 2013, the Company borrowed $5,938,272 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan term was to February 28, 2014 and the Company paid $211,802 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On March 3, 2014, the due date of the loan was extended to June 30, 2014 and on September 3, 2014 the term of the loan was extended to June 30, 2015.

The Company has loans with various individuals and finance companies totaling $3,997,629. These loans have various maturity dates ranging from on demand to June 30, 2015. The loans bear interest at 3% per annum.

As of June 30, 2015 and 2014, we had notes payable of $1,593,996 and $1,389,124 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders.  The individuals loaned us funds, which are interest free, which have no specific repayment date and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

As of June 30, 2015, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Discussion of Cash Flow

Cash flows results for the fiscal years ended June 30, 2015 and 2014 are summarized as following:

	June 30, 2015	June 30, 2014
Net cash provided by(used in) operating activities	$(1,152,891)	$(2,275,439)
Net cash provided by(used in) investing activities	(5,134)	(5,929,461)
Net cash provided by financial activities	1,413,843	8,001,172

Operating Activities

Cash flows provided by (used in) operating activities amounted to $(1,152,891) for the year ended June 30, 2015, compared to $(2,275,439) for the same period of 2014. This change was primarily due to an increase in net losses to $3,904,400, in addition to an increase in inventory of $51,072 and in accounts receivable of $114,494. These amounts were offset by an increase in accounts payable of $345,873; and increase in accrued expenses of $1,768,989.

The increase in accounts payable was due to online products purchases during the year ended June 30, 2015. The increase in inventory was because we purchased products for online sale for the year ended June 30, 2015. The increase in accrued expenses was because of increased accrued interest. The increase in tax payable because of the sales from Jilin Huaxia.

Investing Activities

Cash flows used in investing activities amounted to $(5,134) for the year ended June 30, 2015 which consisted of the purchase of computers for $5,134.

Cash flows used in investing activities amounted to $5,929,461 for the year ended June 30, 2014, which consisted of a deposit made on the purchase of equipment of $5,929,461. During the six months ended December 31, 2013, Hong Kong Huaxia borrowed a short term loan of $6,065,932 to invest in Jinlin Huaxia so that Jinlin Huaxia can use the fund to purchase an irrigation system, a temperature control system, and two Computer Numerical Control (CNC) machine tools for our operation use. The loan term is to December 28, 2014 and secured by $5,929,461 of assets of Jinlin Huaxia.

Financing activities

Cash flows provided by financing activities for the year ended June 30, 2015 was $1,413,843 and primarily consisted of proceeds of loans payable of $1,241,362, repayments of $28,299 and proceeds from loans payable to related parties of $204,892.

Cash flows provided by financing activities for the year ended June 30, 2014 was $8,001,172, primarily proceeds from a loans payable of $7,859,661 and proceeds from loans payable to related parties of $141,511.

Going Concern

As indicated in the accompanying financial statements, the Company had an accumulated deficit of $18,073,829 at June 30, 2015, a working capital deficit of $16,523,748 at June 30, 2015 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors

China Ginseng Holdings, Inc. and Subsidiaries

Changchun City, China

We have audited the accompanying consolidated balance sheets of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for each of the years in the two-year period ended June 30, 2015.  China Ginseng Holdings, Inc. and Subsidiaries management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Ginseng Holdings, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company had net losses of $3,904,494 and $4,761,922 for the years ended June 30, 2015 and 2014, respectively, an accumulated deficit of $18,073,829 at June 30, 2015 and a working capital deficit of $16,523,748 at June 30, 2015, and there are existing uncertain conditions the Company faces relative to its ability to obtain working capital and operate successfully.  These conditions raise substantial doubt about its’ ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note A.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Cowan, Gunteski & Co., P.A.

October 13, 2015

Tinton Falls, NJ

Reply to: 730 Hope Road	Tinton Falls	NJ 07724	Phone: 732.676.4100	Fax: 732.676.4101
40 Bey Lea Road, Suite A101	Toms River	NJ 08753	Phone: 732.349.6880	Fax: 732.349.1949

Member of CPAmerica International

Auditors of SEC Registrants under the PCAOB

www.CowanGunteski.com

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$10,016	$24,782
Accounts receivable- net	673,006	1,077,506
Inventory	285,981	233,412
Due from related parties	7,703	11,900
Prepaid expenses	1,549	73,745
Total Current Assets	978,255	1,421,345
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $525,199 and $447,749 at June 30, 2015 and 2014, respectively	1,398,425	1,458,558

OTHER ASSETS
Deposit on equipment	5,967,480	5,929,461
Ginseng crops		6,721
Intangible assets-patents, net of accumulated amortization of $18,378 and $15,286 at June 30, 2015 and 2014, respectively	-	2,975
Deferred income tax asset	-	1,231
Total Assets	$8,344,160	$8,820,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan payable- building purchase	$1,308,558	$1,300,221
Loan payable- equipment purchase	5,966,052	5,928,042
Loans payable- other	3,997,629	3,151,033
Notes payable - related parties	1,593,996	1,389,124
Accounts payable	951,068	601,339
Accrued expenses	2,486,436	334,372
Taxes payable	71,034	72,505
Payments received in advance	247,663	261,671
Payable to farmers	879,567	873,964
Total Current Liabilities	17,502,003	13,912,271
Liabilities of discontinued operations	513,760	510,487
Total Liabilities	18,015,763	14,422,758

COMMITMENTS AND CONTINGENCIES (NOTE Q)	-	-

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value, 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at June 30, 2015 and 2014, respectively	44,398	44,398
Additional paid-in capital	7,738,746	7,606,599
Accumulated deficit	(18,073,829)	(14,169,335)
Accumulated other comprehensive income	619,082	915,871
Total Stockholders’ Deficit	(9,671,603)	(5,602,467)

Total Liabilities and Stockholders’ Deficit	$8,344,160	$8,820,291

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended June 30,
	2015	2014

REVENUE	$272,607	$2,610,024

COSTS AND EXPENSES
Cost of goods sold	185,679	2,089,423
Selling, general and administrative expenses	1,278,771	1,839,780
Bad debt expense	525,903	2,537,697
Depreciation and amortization	76,664	77,909
Impairment of investment	-	24,905
Total Costs and Expenses	2,067,017	6,569,714

OTHER EXPENSE
Interest expense	2,110,084	802,232
Total Other Expense	2,110,084	802,232

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(3,904,494)	(4,761,922)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(3,904,494)	(4,761,922)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustment	(296,789)	211,796

COMPREHENSIVE LOSS	$(4,210,283)	$(4,550,126)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.09)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(3,904,494)	$(4,761,922)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization:
Charged to operations	76,664	86,644
Capitalized in inventory	-	997
Impairment of investment	-	24,762
Bad debt expense	525,903	2,051,386
Imputed interest	132,147	108,548
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(114,494)	(680,426)
(Increase) decrease in inventory	(51,072)	30,249
(Increase) decrease in prepaid expense	72,669	273,801
(Increase) decrease in due from related parties	4,273	(6,914)
(Increase) decrease in Ginseng crops	6,764	675,246
Increase) decrease in deferred income tax	1,239	7,619
Increase (decrease) in accounts payable	345,873	80,624
Increase (decrease) in taxes payable	(1,936)	(77,483)
Increase (decrease) in payments received in advance	(15,686)	(136,007)
Increase (decrease) in accrued expenses	1,768,989	47,447
Net cash provided by (used in) operating activities	(1,152,891)	(2,275,429)

Cash Flows from Investing Activities:
Deposit on equipment	-	(5,929,461)
Purchases of property and equipment	(5,134)	-
Net cash provided by (used in) investing activities	(5,134)	(5,929,461)

Cash Flows from Financing Activities:
Proceeds from loans payable	1,241,362	7,859,661
Repayments of loans payable	(28,299)	-
Proceeds from loans payable to related parties	204,872	141,511
Net cash provided by financing activities	1,413,843	8,001,172

Effect of exchange rate on cash	(270,584)	209,046

Increase (decrease) in cash	(14,766)	5,328

Cash at beginning of year	24,782	19,454

Cash at end of year	$10,016	$24,782

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2015	2014

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$-	$154,635
Income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, June 30, 2013	44,397,297	$44,398	$7,498,051	$(9,407,413)	$704,075	$(1,160,889)

Imputed interest for related party loans	-	-	108,548	-	-	108,548

Net loss for the year ended June 30, 2014	-	-	-	(4,761,922)	-	(4,761,922)
Translation adjustment	-	-	-	-	211,796	211,796
Balance, June 30, 2014	44,397,297	$44,398	$7,606,599	$(14,169,335)	$915,871	$(5,602,467)

Imputed interest for related party loans	-	-	132,147	-	-	132,147

Net loss for the year ended June 30, 2015	-	-	-	(3,904,494)	-	(3,904,494)
Translation adjustment	-	-	-	-	(296,789)	(296,789)
Balance, June 30, 2015	44,397,297	$44,398	$7,738,746	$(18,073,829)	$619,082	$(9,671,603)

See accompanying notes to consolidated financial statements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE A - NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN

Nature of Business

China Ginseng Holdings, Inc. (the “Company”), was incorporated under the laws of Nevada on June 24, 2004.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”), which is located in China and, is in the business of farming, processing, distribution, and marketing of Asian Ginseng. The company utilizes the Ginseng harvest to produce a Ginseng beverage and buys Ginseng for the resale market. In August, 2005, the Company acquired the remaining 45% of Yanbian Huaxing.

Yanbian Huaxing controls, through 20 year leases granted by the Chinese Government, approximately 1,500 hectares (3,705 acres) of land used to grow ginseng. The Company had no operations prior to November 24, 2004. These leases expire through 2024. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectares (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

On August 24, 2005, the Company acquired Jilin Ganzhi Ginseng Produce Co. Limited, whose principal business is the manufacture of Ginseng drinks.

On October 19, 2005, the Company incorporated a new company, Jilin Huamei Beverage Co. Limited (“Jilin Huamei”), which operates as a sales department for the Company’s earned giving juice and wine, which are produced by other subsidiaries of the Company.

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity was the growing, cultivation and harvesting of a grape vineyard. The Company plans to produce wine and grape juice but to date has not commenced production. As of June 30, 2012, Tonghua Linyuan leased 750 acres of land on which the grapes were planted. In June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of recent harvests which were not suitable for the production of wine or grape juice. Accordingly, the Company abandoned the vineyard has also decided not to renew its leases with the Chinese Government. The Company will now purchase grapes in the open market to produce wine and grape juice. On June 30, 2013, the Company sold the assets and liabilities of Tonghua Linyuan to a third party.

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

Consolidated Financial Statements

The financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited, Tonghua Linyuan Grape Planting Co. Limited and Hong Kong Huaxia International Industrial, Co. Limited, which included Jilin Huaxia Ginseng Co, Ltd. All intercompany transactions have been eliminated in consolidation.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE A - NATURE OF BUSINESS, PRESENTATION AND GOING CONCERN (CONTINUED)

Going Concern

As indicated in the accompanying financial statements, the Company had net loss of $3,904,494 and $4,761,922 for the years ended June 30, 2015 and 2014, respectively; an accumulated deficit of $18,073,829 at June 30, 2015, a working capital deficit of $16,523,748 at June 30, 2015 and there are existing uncertain conditions the Company foresees relating to its debt and ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with an original maturity of three months or less. There were no cash equivalents at June 30, 2015 and 2014.

Inventory

Inventory consists of fresh and dried Ginseng, ginseng drinks and supplies and is stated at the lower of cost or market value. Cost is determined using the First-In, First-Out (FIFO) Method.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company expenses advertising costs as incurred.

Ginseng Crops

The Company uses the full absorption costing method to value its Ginseng crops. Included in crop costs are seeds, labor, applicable overhead including depreciation, and supplies. Common costs are allocated in each period based upon the total number of hectares under cultivation during the period.

The carrying value of the Ginseng crops is reviewed on a regular basis for any impairment in value using management’s best estimate as to expected future market values, yields and costs to harvest. Costs accumulated on the acres expected to be harvested during the next fiscal year have been classified as a current asset.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured.

The Company processes Ginseng and stores the stock for its Ginseng juice production. Any grown Ginseng not suitable for the beverage production is sold. The Company also purchases Ginseng for its resale business. Ginseng is planted in the Spring (March) and Fall (September) of each year and is generally harvested in September. It usually takes 6 years for a Ginseng root to mature, although, senior maturity can be 8 years.

Harvested Ginseng can be sold in two ways: (1) fresh Ginseng which can be sold immediately and stored in refrigerators for up to 3 years and (2) dried Ginseng which is processed and dried via sunlight and steam machines. Drying is a two month process. Dried Ginseng can be stored up to 5 years. The Company has also been storing fresh Ginseng for future juice manufacturing.

When the Company sells Ginseng, it receives orders prior to harvest. For large orders, approximately 20% to 30% is paid upon delivery as payment in advance. The balance is billed after the customer incurs a lengthy inspection process which can take up to 60 days. Until the customer finalizes its inspection and deems the shipment acceptable, the shipment is still the property of the Company. Upon customer completion of inspection and approval, the sale is then recognized and the balance of the invoice price is wired to the Company. For smaller orders, customers pick up the Ginseng from the Company, pay in cash at time of pick up and receive an invoice with appropriate sales tax applied and a cash acknowledgement. On these orders, revenue is recognized upon shipment/payment. During the years ended June 30, 2015 and 2014, no orders were subject to the inspection process.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

For each reporting period, the Company ascertains from each distributor its’ current on hand quantity and assesses the situation in order to establish a return allowance, if necessary. At June 30, 2015, no inventory was held on consignment. At June 30, 2015 and 2014, no amounts were sold on consignment.

The Company also sells health and specialized local products. Revenue is recognized upon shipment of these products.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Income

The Company follows ASC 220-10, Reporting Comprehensive Income. ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis, and has determined that as of June 30, 2015 and 2014, no additional accrual for income taxes other than the foreign, federal and state provisions and related interest and estimated penalty accruals are considered necessary.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the year ended June 30, 2014 to make them comparable to the presentation for the year ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	June 30,
	2015	2014
Buildings and improvements	$1, 472,128	$1,462,749
Machinery and equipment	393,100	388,159
Motor vehicles	30,501	30,307
Office equipment	27,895	25,092
	1,923,624	1,906,307
Less accumulated depreciation	(525,199)	(447,749)
	$1,398,425	$1,458,558

Substantially all of the property and equipment is located in China.

Total Depreciation was $73,682 and $77,077 for the years ended June 30, 2015 and 2014, respectively.  Depreciation is recorded in the financial statements as follows:

	Year Ended June 30,
	2015	2014
Depreciation Expense	$73,682	$76,080
Capitalized Ginseng Crops	-	997
	$73,682	$77,077

Depreciation expense is included within Depreciation and amortization on the consolidated Statements of Operations. Capitalized Inventory and Ginseng Crops are included within the respective balances on the consolidated Balance Sheets.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE D -DEPOSIT FOR EQUIPMENT PURCHASE

In November of 2013, the Company made a deposit of $5,967,480 (RMB 36,474,054) with a supplier for the purchase of equipment for the Companies ginseng farms. Prior to delivery of the equipment, the Company determined that this equipment was not best suited for its’ farms and cancelled the purchase. The deposit remains on hand with the supplier. The Company and supplier are negotiating for the delivery of different equipment or the return of the deposit.

NOTE E -INVENTORY

Inventory is comprised of the following at:

	June 30,
	2015	2014
Raw materials	$126,006	$146,300
Finished goods	67,787	2,911
Packaging supplies	87,789	79,830
Operating supplies	4,399	4,371
	$285,981	$233,412

At June 30, 2015 and 2014 there were no shipments of Ginseng at customer locations awaiting inspection and approval that would be subject to invoicing.

NOTE F - INVESTMENTS

In December 2010, the Company invested $25,027 (RMB 153,000) in Changchun Zhongshen Beverage Co. Ltd. (“Zhongshen”). This investment represented a 17% interest in Zhonghsen. Zhongshen is a retailer of ginseng juice and wine. The Company accounts for this investment utilizing the cost method. During the year ended June 30, 2014, the Company determined this investment was impaired as Zhonghsen ceased operations. As such, the Company recorded an impairment loss of $24,905 for the year ended June 30, 2014.

NOTE G - GINSENG CROPS

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

Currently, the Company has land grants from the Chinese government for approximately 1,500 hectares of land (approximately 3,705 acres) to grow Ginseng which were awarded in April and May 2005. These grants are for 20 years and the management of the Company believes that the grants will be renewed as the grants expire in different areas. However, there are no assurances that the Chinese government will continue to renew these grants in the future. The planting of new Ginseng is dependent upon the Company’s cash flow and its ability to raise working capital. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectares (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE G - GINSENG CROPS (CONTINUED)

The Company has planted approximately 287,984 square meters of land. The Company plans to plant, over the next 5 years, 100,000 square meters, representing approximately 20,000 square meters per year. The Company plans on harvesting the existing 2,664 square meters of ginseng in 2017.

An analysis of ginseng crop costs is as follows for each of the applicable periods.:

	June 30,
	2015	2014
Beginning Crop Costs	$6,721	$681,967
Currency Conversion Adjustment to Beginning Balance	-	-
Capitalized Costs During Year:
Wages	-	21,162
Fertilizer	-	-
Ginseng Shelf	-	-
Field clearing and cultivation	-	-
Farmer lease fee net of management fee	-	-
Depreciation	-	996
Other	-	3,399
Total Capitalized Costs	-	25,557
Less:
Impairment of ginseng crops	(6,721)	-
Cost of crops harvested	-	(700,803)
	(6,721)	(700,803)

Ending Crop Costs	-	6,721
Less: Current portion	-	-
Non-Current Portion of Crop Costs	$-	$6,721

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

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE H - AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants. The farming contracts commenced in January 2008 and ended in 2013. In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage. The Company pays the farmers market price for their Ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has also recorded a payable to the farmers for the net management fee due to the farmers. The liability at June 30, 2015 and 2014 was $879,567 and $873,964, respectively. The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

NOTE I - INTANGIBLE ASSETS

Intangible assets consist of the patent rights for Ginseng drinks. The cost and related amortization are as follows:

	June 30,
	2015	2014

Cost	$18,378	$18,261
Less accumulated amortization	(18,378)	(15,286)
	$-	$2,975

Amortization expense was $2,982 and $1,829 for the years ended June 30, 2015 and 2014, respectively.

NOTE J - LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the company’s inventory and equipment. The loan balance at, June 30, 2015 and 2014 is $327,139 and $325,055, respectively. The loan balance is included in Liabilities of Discontinued Operations on the accompanying Balance Sheet.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE K - LOAN PAYABLE - BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,472,128 (RMB 9,000,000). On June 24, 2011, the Company made payment of $81,785 (RMB 500,000) leaving a balance of $1,390,343 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Merkekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 190%. At June 30, 2015, the Central Bank Rate was 4.85%. Applying the adjustment factor yields a rate of 18.43%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) 100,000 RMB in December 2010 and (b) 400,000 RMB in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 and required principal payments of 1,000,000 RMB (USD 163,570) in September 2012; 1,000,000 RMB (USD 163,570) on August 29, 2013; 1,000,000 RMB (USD 163,570) on December 20, 2013 and 5,000,000 RMB (USD 817,848) on August 29, 2014. None of these payments were made by the Company and the note is thus in default.

NOTE L - LOAN PAYABLE - EQUIPMENT PURCHASE

On October 29, 2013, the Company borrowed $5,966,052 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan term was to February 28, 2014, and the Company was to pay $211,606 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On June 30, 2014, the loan term was extended to December 31, 2015 in order to allow for the Company to receive the proceeds from the deposit made to purchase equipment. The loan has not been repaid and is in default. See Note D for corresponding deposit for equipment purchase.

NOTE M - LOAN PAYABLE - OTHER

The Company has loans with various individuals and finance companies totaling $3,997,629 at June 30, 2015 and $3,151,033 at June 30, 2014. These loans have various maturity dates ranging from on demand to June 30, 2015. The loans bear interest at 3% per month.

NOTE N - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders). The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured. The funds received are evidenced by receipt of cash acknowledgments. At June 30, 2015 and June 30, 2014 funds borrowed to fund the current operations of the Company were $1,593,996 and $1,389,124, respectively. In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $132,147 and $108,548 which has been recorded in the financial statements for the years ended June 30, 2015 and 2014, respectively.

At June 30, 2015 and 2014, the Company had receivables from related parties aggregating $7,703 and $11,900, respectively.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE O - PROVISION FOR INCOME TAXES

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

Deferred tax assets consist of the following at:

	June 30,
	2015	2014
Timing difference related to inventory provisions	$-	$1,231
Net operating losses	3,371,958	2,567,252
Valuation allowance	(3,371,958)	(2,567,252)
Deferred income tax asset	$-	$1,231

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax laws, the Company are not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	June 30,
	2015	2014
China	$9,290,901	$7,361,710
United States	4,196,931	2,907,296
	$13,487,832	$10,269,006

The operating losses are available to offset future taxable income. The China net operating loss carryforwards can only be carried forward for five years. The Company does not file a consolidated tax return in China. Therefore, the profitability of the individual Chinese companies will determine the utilization of the carryforward losses. During the year ended June 30, 2015, net operating losses of $658,668 relating to the Company’s Chinese operations expired. The U.S. carryforward losses are available to offset future taxable income for the succeeding 20 years and commence expiring in the year 2027.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE O - PROVISION FOR INCOME TAXES (CONTINUED)

The components of income before taxes are as follows:

	For the Year Ended June 30,
	2015	2014
China	$(2,614,859)	$(3,630,972)
United States	(1,289,635)	(1,130,950)
	$(3,904,494)	$(4,761,922)

The provision for income taxes consists of the following:

For the Year Ended June 30,
	2015	2014
China	$-	$-
United States	-	-
	$-	$-

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and Federal statutory rate for the years ended June 30, 2015 and 2014 respectively, is as follows:

	June 30,
	2015	2014
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Earnings taxed at other than United States statutory rate	-	-
Effective tax rate	-%	-%

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE P - DISCONTINUED OPERATIONS

On June 30, 2013, the Company discontinued its’ grape production operations. The Company sold the assets and liabilities of Tonghua Linyuan, and closed Tonghua Linyuan.

The Company has retained $513,760 and $510,487 in contingent liabilities of Tonghua Linyuan at June 30, 2015 and 2014, respectively. These liabilities are included in Liabilities of Discontinued Operations on the consolidated Balance Sheet. These liabilities consisted of a loan payable to a financial institution of $327,139 and accounts payable and accrued expenses of $186,321 at June 30, 2015 and a loan payable to a financial institution of $325,055 and accounts payable and accrued expenses of $185,432 at June 30, 2014.

NOTE Q - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with various individuals in China. The following summarizes the contractual commitments under these agreements:

Year ended June 30,	Commitment
2016	$43,555
2017	20,529
Total	$63,884

On August 18, 2015, Mr. Liu tendered his resignation as Chairman, Director and Chief Executive Officer. As a result of his resignation, the Company’s contractual commitment was reduced to $27,714 and $12,709 for the years ended June 30, 2016 and 2017, respectively, or $40,423 in total.

The Company has one year leases for its corporate offices in China aggregating 220,190 RMB per year (USD $36,016) expiring between December 31, 2015 and May 21, 2016. The commitments for these leases at June 30, 2015 was 123,280 RMB (USD $20,165).

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE Q - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 1,500 hectares of land (3,705 acres) to grow Ginseng. These grants are for 20 years. There is no assurance that the Chinese government will continue to renew these grants in the future. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectares (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

The Company had a 15 year lease with the Representative of Group One Farmer, Si’An City, Qingshi, Qingshi Town, Qingshi Village, China to lease 750 acres to grow and harvest grapes. The lease expired December 31, 2014. The annual lease fee is 187,500 RMB or approximately $30,500 per year to lease the acreage. The land and buildings on the premises have a separate lease concurrent with the property lease. The Company did not renew the lease.

The Company has a 5 year lease to refrigerate and store fresh Ginseng, which is valid until terminated by the parties. The annual lease fee approximates $15,500 per year.

Rent expense was $20,959 and $32,584 for the years ended June 30, 2015 and 2014, respectively.

NOTE R - CONCENTRATIONS

In the year ended June 30, 2015, no customer accounted for more than 10% of revenues.

In the year ended June 30, 2014, one customer accounted for 64% of revenues and another two customers accounted for 25% of revenues. No other customer accounted for more than 10% of revenues.

NOTE S - OPERATING SEGMENTS

The Company currently has two operating segments, (1) the cultivation and harvest of Ginseng for the production of Ginseng beverages and (2) the retail sales of cosmetics and health supplements.

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

NOTE S - OPERATING SEGMENTS (CONTINUED)

The Company’s reportable business segments are strategic business units that offer different products. Each segment is managed separately because they require different productions techniques and market to different classes of customers.

Year ended June 30, 2015:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$-	$272,607	$272,607
Net income (loss)	(1,289,635)	(2,494,179)	(120,680)	(3,904,494)
Total Assets	103,790	8,160,479	79,891	8,344,160

Other significant items:
Depreciation and amortization	1,568	74,496	600	76,664
Interest	443,935	1,666,149	-	2,110,084
Expenditures for fixed assets	1,683	3,451	-	5,134

Year ended June 30, 2014:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$2,480,717	$129,307	$2,610,024
Net income (loss)	(1,130,950)	(3,366,551)	(264,421)	(4,761,922)
Total Assets	17,243	8,746,149	56,899	8,820,291

Other significant items:
Depreciation and amortization	1,582	75,928	399	77,909
Interest	46,873	543,053	212,306	802,232
Impairment of investment	-	24,905	-	24,905

NOTE T- SUBSEQUENT EVENTS

On July 21, 2015, the Company closed a private placement to sell a Series A Convertible Debenture for a price of $1,600,000. The Series A Convertible Debenture is convertible into 4,000,000 shares of the Company’s common stock at a price of $0.40 per share. The Series A Convertible Debenture carries no interest and matures in 36 months. The Series A Convertible Debenture also has a prepayment clause pursuant to which the Company may repurchase all or a portion of the outstanding Convertible Debenture in cash for 100% of the face value on ten business days’ notice at any time after the twelve month anniversary of the closing; provided that the Investor shall have the right to convert the Convertible Debenture within five business days after written notice of such prepayment.

On August 18, 2015, Mr. Changzhen Liu tendered his resignation as the Company’s Chairman, Director and Chief Executive Officer. Mr. Liu’s resignation did not result from any disagreement regarding any matter related to the Company’s operations, policies or practices.

On August 19, 2015, the Company’s Board of Directors accepted Mr. Liu’s resignation and simultaneously appointed Mr. Guoqin Yin as its Chairman, Director and Chief Executive Officer. The Company is currently negotiating the terms of Mr. Yin’s employment agreement

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment is to determine whether our internal control over financial reporting was effective as of June 30, 2015. Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of June 30, 2015 due to the existence of the following material weaknesses:

•	As of June 30, 2015, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and financial reporting requirements of the Securities and Exchange Commission;

•	As of June 30, 2015, there were insufficient written polities and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of June 30, 2015, there was a lack of segregation of duties, in that we only had one person performing all accounting related duties;

•	As of June 30, 2015, there was no independent audit committee.

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

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table and text set forth the names and ages of all directors and executive officers as of the date of this filing. The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.

Name	Age	Position
Yin, Guoqin	52	Chairman of the Board and Chief Executive Officer
Liu, Changzhen	60	Former Chairman of the Board and Chief Executive Officer
Ren, Ying	54	Chief Financial Officer
Cai, Xiaohua	36	Chief Marketing Officer
Zhang, Yuxiang	67	General Manager of Jilin Province Ganzhi Ginseng Products Co., Ltd.; Director
Sun, Hui	55	Director
Ouyang, Qing	47	Director
Song, Jiankun	51	Director

Yin, Guoqin was appointed as the Chairman of the Board and the Chief Executive Officer on August 19, 2015. Mr. Yin has profound experience as an entrepreneur and managing companies. He established and serves as the legal representative of the following companies: Danyang Youde Healthcare Consulting Co., Ltd and Changfeng Youde Liquor Co., Ltd. since in June 2015, Danyang Youde Commodity Trading Co., Ltd. since September 2014, and Danyang City Haifei Lock Factory since 2008. During the period of 1986 to 2002, he was also a Director of Fangxian Town Jinmei Paper Box Factory (name changed to Danyang City Xinhua Paper Product Factory) in Danyang City Jiangsu Province. One of his companies was elected as one of the top 10 individually-owned businesses of Danyang City in 1999, and he also received Glory Star issued by Zhenjiang City Danyang Commerce and Industry Bureau for five consecutive years. Mr. Yin graduated from Danyang City Fangdxian Town Zhulin Middle School in 1979.

Liu, Changzhen was the Chairman of the Board and Chief Executive Officer upon our formation until September 19, 2015.  Between 1995 and 2004, he was Chairman and General Manager of Ginseng Group in Jilin Province, China.  As a founder of the Company, Mr. Liu has a deep understanding of all aspects of our business and substantial experience of developing corporate strategy, assessing emerging industry trends. (*On August 18, 2015, Mr. Liu tendered his resignation as the Company’s Chairman, Director and Chief Executive Officer. Mr. Liu’s resignation did not result from any disagreement regarding any matter related to the Company’s operations, policies or practice. On August 19, 2015, the Company’s Board of Directors accepted Mr. Liu’s resignation and simultaneously appointed Mr. Guoqin Yin as its Chairman, Director and Chief Executive Officer.)

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

Due to our lack of operations and size prior to the Share Exchange, we did not have an Audit Committee. Furthermore, we are currently quoted on the Pink Sheets under the symbol “CSNG” and the Pink Sheets does not have any listing requirements mandating the establishment of any particular committees. For these same reasons, we did not have any other separate committees during the fiscal year ended June 30, 2015; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest three fiscal years ended June 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	Option Awards ($)(f)	NonEquity Incentive Plan Compensation ($)(g)	Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)	Total ($)(j)
Liu Changzhen, Former Chairman of the Board and CEO	2015 2014 2013	$15,703 15,631 15,108							$15,703 15,631 15,108

Ying Ren,	2015	$5,889							$5,889
CFO	2014	5,862							5,862
	2013	5,664							5,664

Cai Xiaohua,	2015	$19,628							$19,628
Chief Marketing Officer	2014 2013	19,539 17,564							19,539 17,564

Narrative disclosure to summary compensation table

The following discloses key terms of employment contracts we maintain with the following individuals:

Liu, Changzhen

•	Contract Period: January 1, 2014 to August 19, 2015

•	Job Description: CEO

•	Remuneration: approximately $1,309 per month; $15,703 per year

Ren, Ying

•	Contract Period: January 1, 2014 to January 1, 2017

•	Job Description: Chief Financial Officer

•	Remuneration: approximately $491 per month; $5,889 per year

Cai, Xiaohua

•	Contract Period: February 1, 2014 to February 1, 2017

•	Job Description: Chief Marketing Officer

•	Remuneration: approximately $1,636 per month; $19,628 per year

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of June 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2015

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Liu Changzhen, Former Chairman of the Board	0	0	0	0	0	0	0	0	0

Ying Ren, CFO	0	0	0	0	0	0	0	0	0

Cai Xiaohua, Chief Marketing Officer	0	0	0	0	0	0	0	0	0

Board of Directors

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors. Our directors have not received any kind of compensation including cash, stock, options, non-equity incentive plan compensation, nonqualified deferred compensation earnings or other compensation for fiscal year 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September [ ], 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of October 10, 2015, we had 44,397,297 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September [ ], 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September [ ], 2015 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Notwithstanding the foregoing, because the Series M Preferred Stock votes on as converted basis with the Common Stock, we have included the owners of such stock in this table. Accordingly, we calculate beneficial ownership for purposes of this table as follows:

A + B
X + B

Where:

A = individual’s current holders of common stock

B = number of shares of common stock individual may own within 60 days

X= number of common stock currently outstanding.

			Percentage
			of
	Number of		outstanding
	Shares of		shares of
	Common		Common
Name and Address of Beneficiary Owner	Stock		Stock

Liu, Jing	2,220,839		5.00%
21 Minqing Street,
Daoli District,
Har’erbin, China

Wang, Shuchun [1]	2,513,749		5.66%
No1, Building 6
Sun Village Century Living,
West 3 Blvd.
Kuancheng District
Changchun City, China

Wang Lianhua [1]	2,513,749		5.66%
No1, Building 6
Sun Village Century Living,
West 3 Blvd.
Kuancheng District
Changchun City, ChinaT

Ouyang, Qing	500,000		1.13%
19-5-402
Tiantongyuanxisanqu
Changping District
Beijing, China

Sun, Hui	150,000		.34%
4 Yuhuangwei
Longquan Street
Dongchang District
Tonghua, Jilin, China

Zhang, Yingdong	30,000		.07%
703 Dongfeng St,
Luyuan District,
Changchun City, Jilin

Zhang, Yuxiang	35,000		.08%
20-1-8 Yishou Rd
Meihekou, Jilin
China

Liu, Changzhen	10,100,200	[2]	22.75%
No 23-6 Hongqi Street,
Zhaoyang District,
Changchun City,
China

Ren, Ying	0		0
Zhizhong Road,
Nanguan District,
Changchun City,
Jilin, China

Cai, Xiaohua	50,000		0.11%
2605A Time Int’l Bldg
6 Shuguangxili
Zhaoyang Dist, Beijing
China

Song, Jiankun	550,000		1.24%
502, 3-1- Wenhuiyuan
Honglianancun
Haiding District
Beijing China

Yin, Guoqin [3] No.31 Dongmao Kuangli, Fangxian Town, Danyang City, Jiangsu Province, China	4,000,000	[4]	9.00%

All officers and directors as a group [8 persons]	1,865,000		13.20%

This table is based upon information derived from our stock records. Applicable percentages are based upon 44,397,297 shares of common stock outstanding as of October 13, 2015.

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

[3] Mr. Yin was appointed as the Company’s Chairman, Director and Chief Executive Officer on August 19, 2015.

[4] Mr. Yin holds 100% equity interest of a PRC entity who purchased a Series A Convertible Debenture on July 21, 2015 at a price of $1,600,000, convertible into 4,000,000 shares of Common Stock at a price of $0.40 per share. The issuance and sale of the debenture was made in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933, as amended.

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

Summary of Related Party Loans

As of June 30, 2015 and 2014, the Company had receivables from related parties aggregating $7,703 and $11,900. These balances relate to unsettled business and travel advances. The amounts advanced by individual are as follows:

Individual	June 30, 2015	June 30, 2014
Gao Bo (1)	$3,758	$—
Ma Liang (2)	491	—
Gao Jichang (3)	2,927	577

Zhou Xilin(4)	439	—

Liang Shuang (5)	44	—
Qiao Yuhua (6)	44	—
Liu, Yu (7)	—	2,710

Sun, Hui (8)	—	8,125

Others under $1000	—	488

Total:	$7,703	$11,900

Note:

1)	Mr. Gao bo is an employee of the Company; he is not related to any officer or director of the Company;
2)	Mr. Ma is an employee of the Company; he is not related to any officer or director of the Company;
3)	Mr. Gao Jichang is an employee of the Company; he is not related to any officer or director of the Company;
4)	Mr. zhou is an employee of the Company; he is not related to any officer or director of the Company;
5)	Mr. Liang is an employee of the Company; he is not related to any officer or director of the Company;
6)	Ms. Qiao is an employee of the Company and shareholder; he is not related to any officer or director of the Company;

7)	Ms. Liu, Yu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
8)	Mr. Sun is the independent director of the Company;

As of June 30, 2015 and 2014, funds borrowed to fund the current operations of the Company were $1,593,996 and $1,389,124, respectively.

Individual	June 30, 2015	June 30, 2015
Gao, Jichang(1)	$81,488	$88,845.00
Xiang, Yilin(2)	300,205	300,205.00
Zhang, bai ling(3)	12,431	12,352.00
Liu, Changzheng(4)	312,156	271,192.00
Ren, Ying(5)	49,913	33,080.00
Liang, Shuang(6)	102,452	102,446.00
Gao Hong(7)	4,907	4,876.00
Zhao, Zhigang(8)	106,511	106,511.00
Chi, hongyan(9)	3,819	3,795.00
Zhang, Jianzhou(10)	123,472	122,967.00
Li MiGe(11)	2,891	2,635.00
Ji Lin Province Easy Finance Small Loans Limited(12)	0	32,506
Guo Chuan Cheng(13)	5,202	4,226.00
Zhang,Fungling (14)	4,057	7,444
Chu Ming Kun(15)	7,724	3,286.00
Wang, Jiazhen (16)	3,926	6,501
Liang, Chunhui (17)	3,893	6,209
Chen Shi Yu(18)	3,893	4,031.00
Wang, Changjiang (19)	5,345	3,543
Li, Tao(20)	3,666	4,027.00
Lu, Wen Ying (21)	14,931	14,931.00
Jin Ying Shu(22)	40,058	5,374.00
Wang, Jinhong (23)	1,422	1,422
Chang, Chueng Yuk (24)	121,722	105,202.00
Kong, Fanrong(25)	54,742	19,028
Liu, Yaqin(26)	26,849	26,849.00
Liu, Changfu(27)	12,610	12,610.00
Kong, Fanyi(28)	16,438	16,438.00
Yin, Xiuyan(29)	12,594	12,594.00
Kong, Fanmin(30)	10,968	10,968.00
Liu, Na(31)	9,814	9,752.00
Liu Yu(32)	14,286	14,286.00
Liu, Lipo(33)	54,453	8,346.00
Tang, Yao(34)	3,271	3,251.00
Zhao, Fengchun(35)	4,989	4,957.00
Kim Yongsook (36)	31,634	0.00
Melissa Chen (37)	14,719	0.00
Others(38)	10,545	2,439
Total	$1,593,996	$1,389,124

Note:

1)	Mr. Gao Jinchang is an employee of the Company; he is not related to any officer or director of the Company;
2)	Ms. Xiang Yilin is a shareholder of the Company; he is not related to any officer or director of the Company;
3)	Ms. Zhang, bai ling is employee of the Company; he is not related to any officer or director of the Company;
4)	Mr. Liu Changzhou is former CEO of the Company;
5)	Ms. Ren Ying is the CFO of the Company;
6)	Mr. Liang, Shuang is an employee of the Company; he is not related to any officer or director of the Company;
7)	Ms. Gao Hong is an employee of the Company; he is not related to any officer or director of the Company;
8)	Mr. Zhao Zhigang is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
9)	Ms. Chi Hongyan is an employee of the Company shareholder; he is not related to any officer or director of the Company;
10)	Mr. Zhang Jianzhou is an employee of the Company shareholder; he is not related to any officer or director of the Company;
11)	Ms. Li Mige an employee of the Company shareholder; he is not related to any officer or director of the Company;
13)	Mr. Guo Chuncheng is an employee of the Company shareholder; he is not related to any officer or director of the Company;
14)	Mr. Zhang, Fuling is an employee of the Company, he is not related to any officer or director of the Company;
15)	Mr. Chu Minkun is an employee of the Company shareholder; he is not related to any officer or director of the Company
16)	Ms. Wang, Jiazhen is an employee of the Company shareholder; he is not related to any officer or director of the Company;
17)	Mr. Liang Chunhui is an employee of the Company; he is not related to any officer or director of the Company;
18)	Ms. Chen Shiyu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is not related to any officer or director of the Company;
19)	Mr. Wang, Changjiang is an employee of the Company; he is not related to any officer or director of the Company;
20)	Ms. Li Tao is an employee of the Company shanreholder; he is not related to any officer or director of the Company;
21)	Ms. Lu Wenying is an employee of the Company; he is not related to any officer or director of the Company;
22)	Ms. Jin Yingsun is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;; she is not related to any officer or director of the Company;
23)	Mr. Wang Jinhong is an employee of the Company; he is not related to any officer or director of the Company;
24)	Mr. Chang, Chueng Yuk is ; a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; he is not related to any officer or director of the Company;
25)	Ms. Kong Fanrong is CEO’s wife;
26)	Ms.Liu Yaqin is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. She is a cousin of Mr. Liu, Changzheng, the CEO of the Company;
27)	Mr. Liu Changfu is an shareholder of the company; he is not related to any officer or director of the Company;
28)	Mr. Kong Fanyi is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company. He is a brother in law of Mr. Liu, Changzheng, the CEO of the Company;
29)	Ms. Yin Xiuyan is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is not related to any director or officer of the Company;
30)	Ms. Kong Fanming is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is sister in law of Mr. Liu Changzhou, the CEO of the Company;
31)	Ms. Li Na is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company; she is a nephew of Mr. Liu, Changzheng, the CEO of the Company;
32)	Mr, Liu Yu is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
33)	Mr. Liu, Lipo is a shareholder beneficiary holding less than 5% of the outstanding shares of the common stock of the Company;
34)	Ms.Tang Yao is an employee of the Company; she is not related to any officer or director of the Company;
35)	Mr. Zhao Fengchun is an employee of the Company; she is not related to any officer or director of the Company;
36)	Kim Yongsook is an employee of the Company; she is not related to any officer or director of the Company;
37)	Melissa Chen is Secretary of Board of the Company;

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Cowan, Gunteski & Co., P.A. for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2015 and 2014 were approximately $93,000 and $93,000, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

NONE

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a)        (1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(b)        EXHIBITS

Item 2

1.	Yanbian Huaxing Ginseng Industry Co. Ltd Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Form 10-12G filled on August 6, 2010)

2.	Meihekou City Ginseng Company, Ltd. [now known as Jilin Ganzhi Ginseng Products Co. Ltd.] Acquisition Agreement (incorporated by reference to Exhibit 2.2 to our Form 10-12G filled on August 6, 2010)
3.	Tonghua Linyuan Grape Planting Co. Acquisition Agreement (incorporated by reference to Exhibit 2.3 to our Form 10-12G filled on August 6, 2010)

Item 3

1	Articles of Incorporation of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 10-12G filled on August 6, 2010)
2	By-laws of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Form 10-12G filled on August 6, 2010)

Item 4

1	Form of Common Stock Certificate of the China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 4.1 to our Form 10-12G filled on August 6, 2010)

Item 10

1	Employment Agreement - Ren, Ying dated January 2, 2014 (incorporated by reference to Exhibit 10.1 to our Form 10-K for year ended June 30, 2014)
2	Employment Agreement - Liu, Changzhen , dated January 2, 2014 (incorporated by reference to Exhibit 10.2 to our Form 10-K for year ended June 30, 2014)
3	Employment Agreement - Cai, Xiaohua, dated January 2, 2014 (incorporated by reference to Exhibit 10.3 to our Form 10-K for year ended June 30, 2014)
4	Form of Farmer Agreement (incorporated by reference to Exhibit 10.5 to our Form 10-12G filled on November 10, 2010)

5	Land Rental Agreement (incorporated by reference to Exhibit 10.6 to our Form 10-12G filled on August 6, 2010)
6	Drink formula for our ginseng beverages registered patent (incorporated by reference to Exhibit 10.8 to our Form 10-12G filled on August 6, 2010)
7	Health Food Production Permit for Jinlin Ganzhi issued on February 17, 2014 (Filed herewith)

8	Ganzhi Ginseng Beverage approval No. SFDA G20090249 (incorporated by reference to Exhibit 10.10 to our Form 10-12G filled on August 6, 2010)
9	Ganzhi American Ginseng Beverage approval No. SFDA G20090208 (incorporated by reference to Exhibit 10.11 to our Form 10-12G filled on August 6, 2010)
10 11 12

Loan Contract by and between Hong Kong Huaxia and Fei Zhang, dated July 1, 2015 (Filed herewith)

Securities Purchase Agreement, dated July 21, 2015, by and among China Ginseng Holdings, Inc.. and Investor Identified therein (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 24, 2015)

Form of Convertible Debenture (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on July 24, 2015)

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

CHINA GINSENG HOLIDNGS, INC.

	By:	/s/ Yin, Guoqin
Yin, Guoqin CHAIRMAN AND CHIEF EXECUTIVE OFFICER

	By:	/s/ Ren, Ying
Ren, Ying
CHIEF FINANCIAL OFFICER

Date: October 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934 this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2015	By:	/s/ Zhang, Yuxiang
Zhang, Yuxiang DIRECTOR

Date: October 13, 2015	By:	/s/ Sun, Hui
Sun, Hui DIRECTOR

Date: October 13, 2015	By:	/s/ Ouyang, Qing
Ouyang, Qing DIRECTOR

Date: October 13, 2015	By:	/s/ Song, Jiankun
Song, Jiankun DIRECTOR

Date: October 13, 2015	By:	/s/ Yin, Guoqin
Yin, Guoqin DIRECTOR

