Form 10-Q
period 2015-09-30
China Ginseng Holdings Inc
filed 2015-11-16
CIK 1338460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$169,575	$10,016
Accounts receivable, net	559,154	579,752
Advances to third parties	402,332	93,254
Inventory	263,127	285,981
Due from related parties	126,818	7,703
Prepaid expenses	1,489	1,549
Total Current Assets	1,522,495	978,255

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $518,443 and $525,199 at September 30 and June 30, 2015, respectively	1,332,325	1,398,425

OTHER ASSET
Deposit on equipment	5,735,115	5,967,480

Total Assets	$8,589,935	$8,344,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan payable- equipment purchase	$5,733,742	$5,966,052
Loan payable- building purchase	1,257,605	1,308,558
Loans payable- other	3,820, 220	3,997,629
Notes payable – related parties	1,795,767	1,593,996
Accounts payable	832, 494	951,068
Accrued expenses	2,431,850	2,486,436
Taxes payable	68,297	71,034
Payable to farmers	845,318	879,567
Payments received in advance	218,033	247,663
Total Current Liabilities	17,003,326	17,502,003

OTHER LIABILITIES
Series A Convertible Debenture	1,600,000	-
Liabilities of discontinued operations	493,755	513,760
Total Liabilities	19,097,081	18,015,763

COMMITMENTS AND CONTINGENCIES (NOTE O)	-	-

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at September 30 and June 30, 2015, respectively	44,398	44,398
Additional paid-in capital	7,767,517	7,738,746
Accumulated deficit	(18,824,452)	(18,073,829)
Accumulated other comprehensive income	505,391	619,082
Total Stockholders’ Deficit	(10,507,146)	(9,671,603)
Total Liabilities and Stockholders’ Deficit	$8,589,935	$8,344,160

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2015	2014

REVENUE	$21,625	$5,242

COSTS AND EXPENSES
Cost of goods sold	15,304	2,901
Selling, general and administrative expenses	353, 812	329,218
Bad debt expense (recovery)	(49,970)	-
Depreciation and amortization	13,263	30,309
Total Costs and Expenses	332,409	362,428

OTHER EXPENSES
Interest expense	350,780	225,720
Foreign Currency Exchange	89,059	(11,713)

Total Other Expense	439,839	214,007

LOSS BEFORE TAXES	(750, 623)	(571,193)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(750,623)	$(571,193)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustment	(113,691)	231,668

COMPREHENSIVE LOSS	$(864,314)	$(339,525)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Basic and diluted)	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(750,623)	$(571,193)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,263	30,309
Bad debt expense (recovery)	(49,970)	-
Imputed interest	28,771	24,184
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	49,970	49,148
(Increase) decrease in inventory	11,718	(98,686)
(Increase) decrease in advances to third parties	(312,709)	-
(Increase) decrease in prepaid expense	-	7,470
(Increase) decrease in due from related parties	(119,280)	(8,750)
Increase (decrease) in accounts payable	(81,541)	471,721
Increase (decrease) in taxes payable	29	(2,388)
Increase (decrease) in receivables in advance	(19,986)	13
Increase (decrease) in accrued expenses	11,627	10,007
Net cash provided by (used in) operating activities	(1,218,731)	(88,165)

Cash Flows from Investing Activities:
Purchase of equipment	(1,692)	-
Net cash provided by (used in) investing activities	(1,692)	-

Cash Flows from Financing Activities:
Proceeds from loans payable	27,722	-
Repayments of loans payable	(57,440)	-
Proceeds from Series A Convertible Debenture	1,600,000	-
Repayments of loans payable to related parties	224,912	(76,179)
Net cash provided by (used in) financing activities	1,767,472	(76,179)

Effect of exchange rate on cash	(391,121)	228,537

Increase (decrease) in cash	159,559	64,193

Cash at beginning of period	10,016	24,782

Cash at end of period	$169,575	$88,975

See accompanying notes to consolidated financial statements.

F-4

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

	For the ThreeMonths Ended
	September 30,
	2015	2014

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended June 30, 2015.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

Nature of Business

China Ginseng Holdings, Inc. and Subsidiaries (the “Company”), was incorporated under the laws of Nevada on June 24, 2004.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”), which is located in China and, is in the business of farming, processing, distribution, and marketing of Asian Ginseng products.  In August 2005, the Company acquired the remaining 45% of Yanbian Huaxing. In 2010, the Company ceased marketing ginseng and is presently utilizing the harvest to produce a ginseng beverage.  However, it continues to buy ginseng for the resale market.

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

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity was the growing, cultivation and harvesting of a grape vineyard. The Company produced wine and grape juice using the grapes planted on the land Tonghua Linyuan leased, but in June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of grape harvests which were not suitable for the production of wine or grape juice. Accordingly, the Company has abandoned the vineyard and also decided not to renew its leases with the Chinese Government. On June 30, 2013, the Company sold the assets and liabilities of Tonghua Linyuan to a third party.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

(CONTINUED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN (Continued)

On March 2, 2012, the Company approved the incorporation of a new subsidiary, Hong Kong Huaxia International Industrial Co., Limited (“Hong Kong Huaxia”) in Hong Kong in order to sell health and specialized local products. Hong Kong Huaxia was incorporated in Hong Kong on March 18, 2012, and began operations in April 2012. Hong Kong Huaxia has registered 880,000,000 shares of 1 HKD par value per share stock in Hong Kong. None of the $113,443,000 (880,000,000 HKD) registered capital of Hong Kong Huaxia has been funded as of September 30, 2015.

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

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited and Hong Kong Huaxia International Industrial, Co. Limited and its subsidiary Jilin Huaxia. All intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended September 30, 2014 and June 30, 2015 to make then comparable to the presentation for the three months ended September 30, 2015.

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $750,623 and $571,193 for the three months ended September 30, 2015 and 2014, respectively, and an accumulated deficit of $18,824,452 and working capital deficit of $15,480,831 at September 30, 2015, and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include raising of capital through the debt and equity offerings to fund future operations and restructuring its businesses to generate revenue. Failure to raise adequate capital and generate adequate sales revenue could result in the Company having to curtail or cease operations.

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

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

(CONTINUED)

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	September 30,	June 30,
	2015	2015
Buildings and improvements	$1,414,805	$1,472,128
Machinery and equipment	377,795	393,100
Motor vehicles	29,313	30,501
Office equipment	28,855	27,895
	1,850,768	1,923,624
Less accumulated depreciation	(518,443)	(525,199)
	$1,332,325	$1,398,425

Substantially all of the property and equipment is located in China.

Total Depreciation was $13,263 and $28,014 for the three months ended September 30, 2015 and 2014, respectively.   Depreciation is recorded in the financial statements as follows:

	Three Months Ended
	September 30,
	2015	2014
Depreciation Expense	$13,263	$28,014
Capitalized Ginseng Crops	-	-
	$13,263	$28,014

Depreciation expense is included within Depreciation and Amortization in the Consolidated Statements of Operations and Comprehensive Loss (unaudited).  Capitalized Ginseng Crops is included in the consolidated Balance Sheets.

NOTE C –DEPOSIT FOR EQUIPMENT PURCHASE

In November of 2013, the Company made a deposit of $5,735,115 (RMB 36,474,054) with a supplier for the purchase of equipment for its ginseng farms. Prior to delivery of the equipment, the Company determined that this equipment was not best suited for its’ farms and cancelled the purchase. The deposit remains on hand with the supplier. The Company and supplier are negotiating for the delivery of different equipment or the return of the deposit.

NOTE D – INVENTORY

Inventory is comprised of the following at:

	September 30,	June 30,
	2015	2015
Raw materials	$125,569	$126,006
Finished goods	48,959	67,787
Packaging supplies	84,371	87,789
Operating supplies	4,228	4,399
	$263,127	$285,981

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

(CONTINUED)

NOTE D – INVENTORY (Continued)

At September 30, 2015 and June 30, 2015, there were no shipments of ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

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

An analysis of ginseng crop costs for each of the applicable periods is as follows:

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

(CONTINUED)

NOTE E – GINSENG CROPS (Continued)

	September 30, 2015	June 30, 2015
Beginning Crop Costs	$-	$6,721
Currency Conversion Adjustment to Beginning Balance	-	-
Capitalized Costs During Year:
Wages	-	-
Fertilizer	-	-
Field clearing and cultivation	-	-
Farmer lease fee net of management fee	-	-
Labor	-	-
Irrigation	-	-
Depreciation	-	-
Other	-	-
Total Capitalized Costs	-	-
Less:
Impairment adjustment	-	(6,721)
-
Ending Crop Costs	-	-
Less: Current portion	-	-
Non-Current Portion of Crop Costs	$-	$-

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

NOTE F – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants. The farming contracts commenced in January 2008 and ended in 2013. In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage. The Company pays the farmers market price for their Ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has also recorded a payable to the farmers for the net management fee due to the farmers. The liability at September 30, 2015 and June 30, 2015 was $845,318 and $879,567 respectively. The receivable and liability balances for the respective areas will be settled at harvest time when the Company purchases the harvest at the current market value for Ginseng.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

(CONTINUED)

NOTE G – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment. The loan balance at September 30, 2015 and June 30, 2015 was $314,401 and $327,139, respectively. The loan balance is included in Liabilities of Discontinued Operations on the accompanying consolidated Balance Sheet.

NOTE H – LOAN PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,414,805 (RMB 9,000,000). On June 24, 2011, the Company made payment of $78,600 (RMB 500,000) leaving a balance of $1,336,205 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Meihekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2015, the Central Bank Rate was 4.85% applying the adjustment factor yields a rate of 18.43%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) $15,720 (RMB 100,000) in December 2010 and (b) $62,880 (RMB 400,000) in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 with principal payments of 1,000,000 RMB (USD $157,201) in September 2012; 1,000,000 RMB (USD $157,201) on August 29, 2013; 1,000,000 RMB (USD $157,201) on December 20, 2013 and 5,000,000 RMB (USD $786,002) on August 29, 2014. None of these payments were made by the Company and the note is thus in default.

NOTE I – LOAN PAYABLE – EQUIPMENT PURCHASE

On October 29, 2013, the Company borrowed $5,733,742 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan was due on February 28, 2014, and the Company was to pay $211,606 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On July 1, 2015 the loan term was extended to December 31, 2015 in order to allow the Company to receive the proceeds from the deposit made to purchase equipment. See Note C for corresponding deposit for equipment purchase.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

(CONTINUED)

NOTE J – NOTE PAYABLE – OTHER

The Company has loans with various individuals and finance companies totaling $3,820,220 at September 30, 2015 and $ $3,997,629 at June 30, 2015. These loans are payable on demand and bear interest at 3% per month.

NOTE K- CONVERTIBLE DEBENTURE

On July 21, 2015, the Company closed a private placement to sell a Series A Convertible Debenture for a price of $1,600,000. The Series A Convertible Debenture is repayable at July 20, 2018 and is convertible into 4,000,000 shares of the Company’s common stock at a price of $0.40 per share. The Series A Convertible Debenture carries no interest and matures in 36 months. The Series A Convertible Debenture also has a prepayment clause pursuant to which the Company may repurchase all or a portion of the outstanding Convertible Debenture in cash for 100% of the face value on ten business days’ notice at any time after the twelve month anniversary of the closing; provided that the Investor shall have the right to convert the Convertible Debenture within five business days after written notice of such prepayment.

The funds received from the convertible debenture were used to pay down accounts payable, to provide advances to third parties to support the Company’s future operations and to increase the Company’s cash available to fund future operations.

NOTE L - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders). The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured. The funds received are evidenced by receipt of cash acknowledgments. At September 30, 2015 and June 30, 2015, funds borrowed to fund the current operations of the Company were $1,795,767 and $1,593,996, respectively. In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $28,771 and $24,184 which has been recorded in the consolidated financial statements for the three months ended September 30, 2015 and 2014, respectively.

At September 30, 2015 and June 30, 2015, the Company had receivables from related parties amounting to $126,818 and $7,703, respectively.

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

Deferred tax assets consist of the following at:

	September 30,	June 30,
	2015	2015
Timing difference related to inventory provisions	$-	$-
Net operating losses	3,559,614	3,371,958
Valuation allowance	(3,559,614)	(3,371,958)
Deferred tax asset	$-	$-

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded as an offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	September 30,	June 30,
	2015	2015
International (China)	$9,636,046	$9,290,901
United States	4,602,409	4,196,931
	$14,238,455	$13,487,832

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

(CONTINUED)

NOTE M – PROVISION FOR INCOME TAXES (Continued)

The operating losses are available to offset future taxable income. The China net operating loss carryforwards can only be carried forward for five years and commenced expiring in 2013.  The Company does not file a consolidated tax return in China. Therefore, the profitability of the individual Chinese companies will determine the utilization of the carryforward losses. The U.S. carryforward losses are available to offset future taxable income for the succeeding 20 years and commence expiring in 2027.

The components of income before taxes are as follows:

	For the Three Months Ended September 30,
	2015	2014
International (China)	$345,145	$(341,264)
United States	405,478	(229,929)
	$750,623	$(571,193)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended September 30, 2015 and 2014, respectively, are as follows:

	For the Three Months Ended September 30,
	2015	2014
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Earnings taxed at other than US statutory rate	-	-
Effective tax rate	-%	-%

NOTE N - DISCONTINUED OPERATIONS

On June 30, 2013, the Company discontinued its’ grape production operations. The Company sold the assets and liabilities of Tonghua Linyuan, and closed Tonghua Linyuan.

The Company has retained $493,755 and $513,760 in contingent liabilities of Tonghua Linyuan at September 30, 2015 and June 30, 2015, respectively. These liabilities are included in Liabilities of Discontinued Operations on the consolidated Balance Sheet. These liabilities consisted of a loan payable to a financial institution of $314,401 and accounts payable and accrued expenses of $179,354 at September 30, 2015 and a loan payable to a financial institution of $327,139 and accounts payable and accrued expenses of $186,321 at June 30, 2015.

NOTE O – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with various individuals in China. The following summarizes the contractual commitments under these agreements:

September 30,	Commitment
2016	$24,523
2017	6,131
$30,654

The Company has one year leases for its corporate offices in China aggregating RMB 220,190 per year (USD 34,614) expiring between December 31, 2015 and May 21, 2016. The commitments for these leases at September 30, 2015 was RMB 68,233 (USD 10,726).

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

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

The Company has a lease to refrigerate and store fresh Ginseng, which operates on a month to month basis until terminated by the parties. The annual lease fee approximates $15,500 per year.

NOTE P – OPERATING SEGMENTS

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

Three months ended September 30, 2015:

	Parent Company	Ginseng		Cosmetics/ Supplements	Total
Revenues	$-	$		$21,625	$21,625
Net income (loss)	(405,478)		(367,785)	22,640	(750,623)
Total assets	599,640		7,947,307	42,998	8,589,935

Other significant items:
Depreciation and amortization	438		12,549	276	13,263
Interest expense	16,151		333,945	684	350,780

Three months ended September 30, 2014:

	Parent Company	Ginseng	Wine	Total
Revenues	$-	$5,242	$-	$5,242
Net loss	(229,929)	(341,264)	-	(571,193)
Total assets	66,500	8,842,138	-	8,908,638

Other significant items:
Depreciation and amortization	351	29,958	-	30,309
Interest expense	12,592	213,128	-	225,720

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the three months ended September 30, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.

We were granted 20 year land use rights to 3,705 acres of lands by the Chinese government for ginseng planting. However, during the year ended June 30, 2014, the Forest Bureau governing Yandian Huaxin farms, approximately 700 hectacres (1,730 acres) of land, notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of this farm. As of now, we have the 20-year land use rights to approximately 1,975 acres of lands for ginseng planting.

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

As of September 30, 2015 and June 30, 2015, the cash balance on hand for the Company was about $169,575 and $10,016, respectively. Our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern.

In order to meet the challenge, we are taking the following actions:

On July 21, 2015, we raised 1.6 million dollars through a convertible debenture. With this capital, the Company plans to restart ginseng beverage production and apply a new reduced size ginseng beverage (40 ML) in November 2015. We estimate that it will be approved by the SFDA in January, 2016.

On August 18, 2015, our Board appointed Mr. Yin as CEO and Chairman of the Company. Mr. Yin is a very successful and experienced entrepreneur in health products in China. He received Glory Star issued by Zhenjiang City Danyang Commerce and Industry Bureau for five consecutive years. Under the leadership of Mr. Yin, the Company will focus on the ginseng beverage business in 2016 and might bring more health products to the Company’s business in 2017. We believe that it is the right time to make the Company a diversified health products company because healthcare and wellness is a growing industry in China which, we believe, will bring us opportunities to become a long term growth company and a benchmarking enterprise in ginseng beverage industry.

Our Products:

Since August 2010, we have gradually shifted our business focus from direct sale of ginseng and ginseng byproducts to production and sale of canned ginseng juice and wine, and recently to the sale of health and specialized local products. Our future plan is to focus on the production and sale of canned ginseng juice and wine.

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

Distribution

We intend to recruit one general distributor for our products of ginseng beverage in every city in China.  The city level distributor can recruit the second level distributors.  In addition to recruiting general distributors, in some major cities, Jilin Huamei will establish sale branch offices to facilitate the local sales. Our direct sale will target customers of high end retailers such as supermarkets, pharmacies, hotels, gift shops, entertainment centers, tourists’ attractions, airport and high speed trains, etc.

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

Discussion of Result of Operations

The following tables present certain consolidated financial statements of information about our operations. Financial information is presented for the three months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30
			Change
	2015	2014	Amount	%
Revenue	$21,625	5,242	16,383	313%
Cost of Goods Sold	15,304	2,901	12,403	428%
Gross Profit	6,321	2,341	3,980	170%
Selling, General and Administrative Expenses	353,812	317,505	36,307	11%
Bad Debt Expense( Recovery)	(49,970)	-	(49,970)	-
Depreciation & Amortization	13,263	30,309	(17,046)	(56)%
Interest Expense	350,780	225,720	125,060	55%
Foreign currency exchange	89,059	(11,713)	100,772	(860)%
Net Loss	(750,623)	(571,193)	(179,430)	31%

Revenue

Our total revenue increased from $5,242 for the three months ended September 30, 2014 to $21,625 for the three months ended September 30, 2015, an increase of $16,383, or 313%. The revenue of $21,625 generated from sales by Hong Kong Huaxia, a wholly owned subsidiary of us. It sells health and specialized local products based on customer orders which vary from time to time. And the primarily reason for the increase was because we did discounted sales on remained cosmetic products.

On July 21, 2105, we raised 1.6 million dollars through private placement. Using the proceeds of this offering, we resumed ginseng beverage production in October 2105, and plan to apply a new reduced size ginseng beverage (40 ML) in November 2015. We estimate that it will be approved by SFDA by January 2016.

We believe that we will be able to improve our sales on ginseng juice in 2016 through 1) our own online shopping platform that has already started to develop since October 2015 which will provide customers with easy and convenient access to our products; 2) rebuilding our distribution network; 3) starting to establish our own nationwide store to sell ginseng beverage. However, assuming those changes having taken place, there is no assurance that our sales of ginseng beverage will meet our expectation as the market conditions may change.

Cost of Goods Sold

Our total cost of goods sold increased from $2,901 for the three months ended September 30, 2014 to $15,304 for the three months ended September 30, 2015, an increase of $12,403 or 428%. The primary reason for the increase was increased sales of cosmetics goods by Hong Kong Huaxia. Our gross profit percentage decreased as we discounted the prices on the sales of our remaining cosmetic products.

Our cost of goods sold is comprised of costs of different products purchased through HongKong Huaxia for resale.

Gross Profit

Gross profit was approximately $6,321 for the three months ended September 30, 2015 compared to $2,341 for the three months ended September 30, 2014, an increase of $3,980, or 170%. The increase was primarily due to an increase in the sales of cosmetic products.

Selling, General and Administrative Expenses

Selling, general expenses and administrative expenses increased from $329,218 for the three months ended September 30, 2014 to $353,812 for the three months ended September 30, 2015, an increase of $24,594 or 7%. The increase was mainly due to the increase in our operation expenses for Hong Kong Huaxia and Ganzhi preparation expense, such as manufactory repairing fees.

Bad Debt Expense (Recovery)

For the three months ended September 30, 2015, we recovered the amount of $49,970 bad debt written off in the past year.

Interest Expense

Our interest expense increased by $125,060 from $225,720 for the three months ended September 30, 2014 to $350,780 for the three months ended September 30, 2015, representing a 55% increase.  The increase in imputed interest for related party loans and on the loan of Hong Kong Huaxia for the acquisition of equipment are the primary reasons for the increase in interest expense.

Foreign Currency Exchange

For the three months ended September 30, 2015, we recognized expenses of $89,059 on funds received from a $1.6 million convertible debenture, which was no denominated in the Company’s functional currency.

Income Tax Expense

We do not have any income tax expenses in the three months ended September 30, 2015, due to the operation losses.

Net Loss

The net loss for the three months ended September 30, 2015 was $750,623, an increase of $179,430 or 31%, compared to a net loss of $571,193 for the three months ended September 30, 2014. The primary reason for the increase in a net loss during the period ended September 30, 2015 was an increase in interest expense.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into the U.S. Dollar at the rate on September 30, 2015, or at any other rate.

The value of the RMB against the U.S. Dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly denominated in RMB whereas our reporting currency is denominated in the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Adjustments resulting from the currency translations amounted to $(113,691) and $231,668 for the three months ended September 30, 2015 and 2014, respectively.  We also have a comprehensive loss of $864,314 and $339,525 for the three months ended September 30, 2015 and 2014, respectively.  The amount of assets and liabilities with the exception of equity for the three months ended September 30, 2015, were translated at 6.36130  RMB to 1.00 USD as compared to 6.1525 RMB to 1.00 USD for the three months ended September 30, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements for the three months ended September 30, 2015 and 2014 were 6. 26380 RMB and 6. 15677 RMB, respectively.

Discussion of Cash Flow

Cash flow results for the three months ended September 30, 2015, and the three months ended September 30, 2014, are summarized as follows:

	September 30, 2015	September 30, 2014
Net cash provided by (used in) operating activities	$(1,218,731)	$(88,165)
Net cash provided by (used in) investing activities	(1,692)	0
Net cash provided by (used in) financial activities	1,767,472	(76,179)

Operating Activities

Cash flow used in operating activities is $1,218,731 for the three months ended September 30, 2015, compared to cash used in operations of $88,165 for the comparative period in 2014. This change was mainly the result of net losses of $750,623, in addition to an increase in advances to third parties of $312,709; a decrease in accounts payable of $81,541 and increased in due from related parties of $119,280.

The decrease in accounts payable was because we paid out some money we owned in the past during the three months ended September 30, 2015. The increase advances to third parties was because we advanced funds mainly to two third parties to commerce the Company’s new business plan during the three months ended September 30, 2015. One of these advances was returned to the Company in October of 2015.

Investing Activities

Cash flows used in investing activities amounted to $1,692 for the three months ended September 30, 2015 which consisted of the purchase of equipment.

We had no cash flow provided by (used in) investing activities for the three months ended September 30, 2014.

Financing activities

Cash flow provided by financing activities in the three months ended September 30, 2015 was $1,767,472, which primarily consisted of the proceeds from the new Series A convertible debenture.

Cash flows used in financing activities in the three months ended September 30, 2014 was $76,179 and primarily consisted of repayments of loans payable to related parties of $76,179.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have historically financed our operation and capital expenditures through loans from related parties, including officers, directors and other shareholders of the Company and have raised capital through a Regulation S private placement as well. Our current activities are related to developing our new business strategy the sale of Ginseng juice and other health products.

As of September 30, 2015, there was no change in our loan payments compared to as of September 30, 2014 since the loans remained constant. As of September 30, 2015, we had an outstanding loan of 2,000,000 RMB (about $314,401) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

1.	Type of Loan: Short Term Agriculture Loan

2.	Loan Purpose: Planting

3.	Loan Amount: Principal of 2,000,000 RMB (about USD $314,401) with an annual interest of 6.325%

4.	Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.	Security: The loan is secured by assets of Tonghua Linyuan including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan.   On June 27, 2013, the Company decided to dispose of the assets and liabilities of Tonghua Linyuan to a third party and plans to close Tonghua Linyuan. The Company has retained $493,755 in contingent liabilities of Tonghua Linyuan for the three months ended September 30, 2015.

On August 30,  2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,257,605) from the same lender.  The principal terms of the new 8 million RMB bank loan agreements are as follows:

•	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);
•

Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,257,605 ) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014

•

The loan carries a benchmark interest rate which is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate.  Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $ 14,797) on August 21, 2012. And from September, 2012 to June 30, 2013, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash. For the year ended June 30, 2015, we paid $154,635 in accrued interest.

•	Repay the principal by installments according to the following repayment plan: principal payment of RMB 1 million (approximately USD $157,201) on September 20, 2012, RMB 1 million (approximately USD $157,201) on August 29, 2013, RMB 1 million (approximately USD $157,201) on December 20, 2013 and RMB 5 million (approximately USD $786,002) on August 29, 2014. None of these repayment was made by the Company and the note is thus in default.

As of September 30, 2015, there was no change in our loan payments compared to September 30, 2014, since the loans remained constant.  Since the lender, Ji’An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have impact on our liquidity and capital resource before we start to repay the lender.

On October 29, 2013, the Company borrowed $5,733,742 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan term was due on February 28, 2014 and the Company paid $211,802 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On March 3, 2014, the due date of the loan was extended to June 30, 2014 and on July 1, 2015 the term of the loan was extended to December 31, 2015.

The Company has loans with various individuals and finance companies totaling $3,820,220 and $3,997,629 at September 30, 2015 and June 30, 2015, respectively. These loans are payable on demand. The loans bear interest at 3% per month.

As of September 30, 2015 and 2014, we had notes payable of $1,795,767 and $1,312,945 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders.  The individuals loaned us funds, which are interest free, which have no specific repayment date and are unsecured.  The funds received are evidenced by receipt of cash acknowledgments.

As of September 30, 2015, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $750,623 and $571,193 for the three months ended September 30, 2015 and 2014, respectively, and an accumulated deficit of $18,824,452 and working capital deficit of $15,480,831 at September 30, 2015, and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generation of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenue could result in the Company having to curtail or cease operations.

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

(a)	Evaluation of disclosure controls and procedures

As of the end of our last fiscal year ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management conducted a similar evaluation as of the period covered by this Report and management again concluded that our disclosure controls and procedures were similarly ineffective as of September 30, 2015.

(b)	Changes in internal control over financial reporting

Other than those disclosed in the Annual Report on Form 10K for the year ending June 30, 2015 that we continue to implement, there have not been any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

On July 21, 2015 , we closed a private placement to sell a Series A Convertible Debenture for a price of $1,600,000. The Debenture is convertible into 4,000,000 shares of our common stock, par value $0.001 per share at a price of $0.40 per share. The Offering was made in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933, as amended.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or Rule 506(b) of Regulation D promulgated by the SEC. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

3.1	Articles of Incorporation of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.1 to our Form 10-12G filled on August 6, 2010)
3.2	By-laws of China Ginseng Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Form 10-12G filled on August 6, 2010)
4.1	Form of Convertible Debenture (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on July 24, 2015)
10.1	Loan Contract by and between Hong Kong Huaxia and Fei Zhang, dated July 1, 2015 (incorporated by reference to the Annual Report on Form 10-K filed on October 13, 2015)
1.02	Securities Purchase Agreement, dated July 21, 2015, by and among China Ginseng Holdings, Inc. and Investor Identified therein (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 24, 2015)
31.1	CERTIFICATION Of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

32.2*	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

China Ginseng Holdings, Inc.

Date: November 16, 2015	By:	/s/ Changzhen Liu
Changzhen Liu
Principal Executive Officer

Date: November 16, 2015	/s/ Ren Ying
Ren Ying
Principal Financial Officer and Principal Accounting Officer

