Form 10-Q
period 2015-12-31
China Ginseng Holdings Inc
filed 2016-02-22
CIK 1338460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 10, 2015, there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,541	$10,016
Accounts receivable, net	540,062	579,752
Advances to third parties	445,941	93,254
Inventory	576,027	285,981
Due from related parties	3,601	7,703
Prepaid expenses	1,458	1,549
Total Current Assets	1,606,630	978,255

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $538,461 and $525,199 at December 31 and June 30, 2015, respectively	1,269,648	1,398,425

OTHER ASSET
Deposit on equipment	5,618,268	5,967,480

Total Assets	$8,494,546	$8,344,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan payable- equipment purchase	$5,616,923	$5,966,052
Loan payable- building purchase	1,231,982	1,308,558
Loans payable- other	3,334,489	3,997,629
Notes payable – related parties	1,689,086	1,593,996
Convertible debenture	1,600,000	-
Accounts payable	1,733,451	951,068
Accrued expenses	3,673,412	2,486,436
Taxes payable	66,533	71,034
Payable to farmers	828,096	879,567
Payments received in advance	213,590	247,663
Total Current Liabilities	19,987,562	17,502,003

OTHER LIABILITIES

Liabilities of discontinued operations	483,695	513,760
Total Liabilities	19,931,257	18,015,763

COMMITMENTS AND CONTINGENCIES (NOTE O)	-	-

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at December 31 and June 30, 2015, respectively	44,398	44,398
Additional paid-in capital	7,797,234	7,738,746
Accumulated deficit	(20,603,802)	(18,073,829)
Accumulated other comprehensive income	785,459	619,082
Total Stockholders’ Deficit	(11,976,711)	(9,671,603)
Total Liabilities and Stockholders’ Deficit	$8,494,546	$8,344,160

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

REVENUES	$40,121	$146,972	$61,746	$152,214

COSTS AND EXPENSES
Cost of goods sold	15,457	112,917	30,761	115,818
Selling, general and administrative expenses	1,251,964	503,748	1,605,776	832,966
Bad debt expense (recovered)	6,592	(42,250)	(43,378)	(42,250)
Depreciation and amortization	39,783	15,625	53,046	45,934
Total Costs and Expenses	1,313,796	590,040	1,646,205	952,468

OTHER EXPENSE
Foreign Exchange	-	(4,226)	89,059	(15,939)
Interest expense	505,675	307,512	856,455	533,232
Net Other Expense	505,675	303,286	945,514	517,293

LOSS BEFORE INCOME TAXES	(1,779,350)	(746,354)	(2,529,973)	(1,317,547)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(1,779,350)	(746,354)	(2,529,973)	(1,317,547)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	280,068	(82,495)	166,377	(149,173)

COMPREHENSIVE LOSS	$(1,499,282)	$(828,849)	$(2,363,596)	$(1,466,720)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.04)	$(0.02)	$(0.06)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –
Basic and diluted	44,397,297	44,397,297	44,397,297	44,397,297

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	December 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(2,529,973)	$(1,317,547)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	53,046	45,934
Bad Debt Expense (Recovery)	(43,378)	-
Imputed interest	58,488	48,186
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	54,599	54,165
(Increase) decrease in inventory	(306,781)	(141,631)
(Increase) decrease in advances to third party	(358,144)	-
(Increase) decrease in prepaid expense	-	(407)
(Increase) decrease in due from related parties	3,853	(16,826)
Increase (decrease) in accounts payable	838,039	458,351
Increase (decrease) in taxes payable	(344)	(280)
Increase (decrease) in receivables in advance	(19,580)	1,446
Increase (decrease) in accrued expenses	1,286,485	344,218
Net cash provided by (used in) operating activities	(963,690)	(524,391)

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,897)	(3,479)
Net cash provided by (used in) investing activities	(7,897)	(3,479)

Cash Flows from Financing Activities:
Proceeds from loans	-	343,565
Proceeds from loans payable to related parties	129,868	138,345
Proceeds from Series A Convertible Debenture	1,600,000
Repayments of Loans Payable	(482,844)	-
Net cash provided by (used in) financing activities	1,247,024	481,910

Effect of exchange rate on cash	(251,369)	153,393

Increase (decrease) in cash	29,525	107,433

Cash at beginning of period	10,016	24,782

Cash at end of period	$39,541	$132,215

See accompanying notes to consolidated financial statements.

F-4

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

	For the Six Months Ended
	December 31,
	2015	2014

Supplemental Disclosure of Cash Flow
Information:
Cash paid for:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 (UNAUDITED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended June 30, 2015.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and six months ended December 31, 2015, are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

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

DECEMBER 31, 2015 (UNAUDITED)

(CONTINUED)

NOTE A – PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN (Continued)

On March 2, 2012, the Company approved the incorporation of a new subsidiary, Hong Kong Huaxia International Industrial Co., Limited (“Hong Kong Huaxia”) in Hong Kong in order to sell health and specialized local products. Hong Kong Huaxia was incorporated in Hong Kong on March 18, 2012, and began operations in April 2012. Hong Kong Huaxia has registered 880,000,000 shares of 1 HKD par value per share stock in Hong Kong. None of the $113,443,000 (880,000,000 HKD) registered capital of Hong Kong Huaxia has been funded as of December 31, 2015.

On September 27, 2013, the Company established a new wholly owned subsidiary of Hong Kong Huaxia, Jilin Huaxia Ginseng Co., Ltd (“Jilin Huaxia”) in order to open online store through Taobao Marketplace, the biggest online Business to Consumer and Consumer to Consumer platform in Asia, a subsidiary company of Alibaba Group, and to acquire machinery and equipment in China. Hong Kong Huaxia registered capital of $6,000,000 in Jilin Huaxia, none of which was funded at December 31, 2015.

During the six months ended December 31, 2015, under new management, the Company updated its business plan to include the opening of eye care centers in China. These eye care centers will also resell the Company’s ginseng juice products.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and six months ended December 31, 2014 and at June 30, 2015 to make then comparable to the presentation for the three and six months ended December 31, 2015.

Uncertainty in Income Taxes

The Company’s policy is to recognize interest related to income tax matters as interest expense. The Company’s policy is to recognize penalties related to income tax matters as selling, general and administrative expenses.

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $2,529,973 and $1,317,547 for the six months ended December 31, 2015 and 2014, respectively, and an accumulated deficit of $20,603,802 as of December 31, 2015 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 (UNAUDITED)

(CONTINUED)

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	December 31,	June 30,
	2015	2015
Buildings and improvements	$1,385,980	$1,472,128
Machinery and equipment	358,886	393,100
Motor vehicles	28,716	30,501
Office equipment	34,527	27,895
	1,808,109	1,923,624
Less accumulated depreciation	(538,461)	(525,199)
	$1,269,648	$1,398,425

Substantially all of the property and equipment is located in China.

Total Depreciation was $53,046 and $41,939 for the six months ended December 31, 2015 and 2014, respectively. Depreciation is recorded in the financial statements as follows:

	Six Months Ended
	December 31,
	2015	2014
Depreciation Expense	$53,046	$41,338
Capitalized Inventories and Ginseng Crops	-	601
	$53,046	$41,939

Depreciation expense is included within Depreciation and Amortization in the Consolidated Statements of Operations and Comprehensive Loss (unaudited).  Capitalized Ginseng Crops is included in the consolidated Balance Sheets.

NOTE C –DEPOSIT FOR EQUIPMENT PURCHASE

In November of 2013, the Company made a deposit of $5,618,268 (RMB 36,474,054) with a supplier for the purchase of equipment for its ginseng farms. Prior to delivery of the equipment, the Company determined that this equipment was not best suited for its’ farms and cancelled the purchase. The deposit remains on hand with the supplier. The Company and supplier are negotiating for the delivery of different equipment for the Company’s new eye care centers or the return of the deposit.

NOTE D – INVENTORY

Inventory is comprised of the following at:

	December 31,	June 30,
	2015	2015
Raw materials	$424,105	$126,006
Finished goods	65,129	67,787
Packaging supplies	82,652	87,789
Operating supplies	4,141	4,399
	$576,027	$285,981

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 (UNAUDITED)

(CONTINUED)

NOTE D – INVENTORY (Continued)

At December 31, 2015 and June 30, 2015, there were no shipments of ginseng at customer locations awaiting inspection and approval that may be subject to invoicing.

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

Currently, the Company has obtained leases from the Chinese government for approximately 1,500 hectares of land (approximately 3,705 acres) to grow ginseng, which were awarded in April and May 2005.  These leases are for 20 years and the management of the Company believes that the leases will be renewed as they expire in different areas.  However, there are no assurances that the Chinese government will continue to renew these leases in the future. The planting of new ginseng is dependent upon the Company’s cash flow and its ability to raise working capital. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms approximating 700 hectares (1,730 acres) of land leased by Yanbian Huaxing notified the Company that this lease in no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

The Company has planted approximately 287,984 square meters of land. The Company does not plan to plant any further ginseng. Future ginseng will be purchased by the Company from farmers and suppliers.

An analysis of ginseng crop costs for each of the applicable periods is as follows:

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 (UNAUDITED)

(CONTINUED)

NOTE E – GINSENG CROPS (Continued)

	December 31, 2015	June 30, 2015
Beginning Crop Costs	$-	$6,721
Currency Conversion Adjustment to Beginning Balance	-	-
Capitalized Costs During Year:
Wages	-	-
Fertilizer	-	-
Field clearing and cultivation	-	-
Farmer lease fee net of management fee	-	-
Labor	-	-
Irrigation	-	-
Depreciation	-	-
Other	-	-
Total Capitalized Costs	-	-
Less:
Impairment adjustment	-	(6,721)
-
Ending Crop Costs	-	-
Less: Current portion	-	-
Non-Current Portion of Crop Costs	$-	$-

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

NOTE F – AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants. The farming contracts commenced in January 2008 and ended in 2013. In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris. These costs are capitalized by the Company and included in the Ginseng Crop inventory, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage. The Company pays the farmers market price for their Ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has also recorded a payable to the farmers for the net management fee due to the farmers. The liability at December 31, 2015 and June 30, 2015 was $828,096 and $879,567 respectively.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 (UNAUDITED)

(CONTINUED)

NOTE G – LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the company is generating profits. Interest has been paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment. The loan balance at December 31, 2015 and June 30, 2015 was $307,996 and $327,139, respectively. The loan balance is included in Liabilities of Discontinued Operations on the accompanying consolidated Balance Sheet.

NOTE H – LOAN PAYABLE – BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,385,980 (RMB 9,000,000). On June 24, 2011, the Company made payment of $76,990 (RMB 500,000) leaving a balance of $1,308,981 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Meihekou City Rural Credit Union. The loan was due on August 12, 2012. The interest rate is a floating rate adjusted upwards by 90%. At June 30, 2015, the Central Bank Rate was 4.85% applying the adjustment factor yields a rate of 18.43%. The loan is secured by the building. The remaining 500,000 RMB was paid as follows: (a) $15,400 (RMB 100,000) in December 2010 and (b) $61,599 (RMB 400,000) in June 2011. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 with principal payments of 1,000,000 RMB (USD $153,998) in September 2012; 1,000,000 RMB (USD $153,998) on August 29, 2013; 1,000,000 RMB (USD $153,998) on December 20, 2013 and 5,000,000 RMB (USD $769,988) on August 29, 2014. None of these payments were made by the Company and the note is thus in default.

NOTE I – LOAN PAYABLE – EQUIPMENT PURCHASE

On October 29, 2013, the Company borrowed $5,616,923 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan was due on February 28, 2014, and the Company was to pay $211,606 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On July 1, 2015, the loan term was extended to December 31, 2015 in order to allow the Company to receive the proceeds from the deposit made to purchase equipment. On January 3, 2016, the creditor agreed to negotiate with the Company for a new term on the loan. See Note C for corresponding deposit for equipment purchase.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 (UNAUDITED)

(CONTINUED)

NOTE J – NOTE PAYABLE – OTHER

The Company has loans with various individuals and finance companies totaling $3,334,489 at December 31, 2015 and $ $3,997,629 at June 30, 2015. These loans are payable on demand and bear interest at 3% per month.

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

NOTE L - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders). The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured. The funds received are evidenced by receipt of cash acknowledgments. At December 31, 2015 and June 30, 2015, funds borrowed to fund the current operations of the Company were $1,689,086 and $1,593,996, respectively. In accordance with FASB ASC 835-30, the Company has imputed an interest charge of $58,488 and $48,186 which has been recorded in the financial statements for the six months ended December 31, 2015 and 2014, respectively.

At December 31, 2015 and June 30, 2015, the Company had receivables from related parties amounting to $3,601 and $7,703, respectively.

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

Deferred tax assets consist of the following at:

	December 31,	June 30,
	2015	2015
Timing difference related to inventory provisions	$-	$-
Net operating losses	3,869,451	3,371,958
Valuation allowance	(3,869,451)	(3,371,958)
Deferred tax asset	$-	$-

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded as an offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	December 31,	June 30,
	2015	2015
International (China)	$10,705,356	$9,290,901
United States	4,772,449	4,196,931
	$15,477,805	$13,487,832

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 (UNAUDITED)

(CONTINUED)

NOTE M – PROVISION FOR INCOME TAXES(Continued)

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

At December 31, 2015, the Company determined that it had $540,000 in penalties related to past due tax returns from 2005 through 2015. The Company plans to seek abatement with the Internal Revenue Service relating to these amounts, the outcome of which is uncertain.

The components of income before taxes are as follows:

	For the Six Months Ended December 31,
	2015	2014
International (China)	$(1,414,455)	$(853,854)
United States	(575,518)	(463,693)
	$(1,989,973)	$(1,317,547)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended December 31, 2015 and 2014, respectively, are as follows:

	For the Six Months Ended December 31,
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

The Company has retained $483,695 and $513,760 in contingent liabilities of Tonghua Linyuan at December 31, 2015 and June 30, 2015, respectively. These liabilities are included in Liabilities of Discontinued Operations on the consolidated Balance Sheet. These liabilities consisted of a loan payable to a financial institution of $307,996 and accounts payable and accrued expenses of $175,699 at December 31, 2015 and a loan payable to a financial institution of $327,139 and accounts payable and accrued expenses of $186,321 at June 30, 2015.

NOTE O – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with various individuals in China. The following summarizes the contractual commitments under these agreements:

December 31,	Commitment
2016	$24,024
2017	1,540
$25,564

The Company has one year leases for its corporate offices in China aggregating RMB 220,190 per year (USD 33,909) expiring between December 31, 2015 and May 21, 2016. The commitments for these leases at December 31, 2015 was RMB 60,322 (USD 9,289).

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 (UNAUDITED)

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

Six months ended December 31, 2015:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$38,282	$23,464	$61,746
Net income (loss)	(1,115,518)	(1,420,247)	5,792	(2,529,973)
Total assets	377,359	8,071,280	45,907	8,494,546

Other significant items:
Depreciation and amortization	869	51,631	546	53,046
Interest expense	131,642	723,458	1,355	856,455
Expenditures for fixed assets	-	7,897	-	7,897

CHINA GINSENG HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 (UNAUDITED)

NOTE Q – OPERATING SEGMENTS (Continued)

Six months ended December 31, 2014:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$-	$152,214	$152,214
Net income (loss)	(463,693)	(836,261)	(17,593)	(1,317,547)
Total assets	19,197	8,684,608	329,516	9,033,321

Other significant items:
Depreciation and amortization	642	44,893	399	45,934
Interest expense	25,344	506,864	1,024	533,232
Expenditures for fixed assets	1,039	2,440	-	3,479

Three months ended December 31, 2015:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$-	$1,839	$40,121
Net income (loss)	(710,040)	(1,052,462)	(16,848)	(1,779,350)

Other significant items:
Depreciation and amortization	431	39,082	270	39,783
Interest expense	115,491	389,513	671	505,675
Expenditures for fixed assets	-	7,897	-	7,897

Three months ended December 31, 2014:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$-	$146,972	$146,972
Net income (loss)	(233,764)	(527,309)	14,719	(746,354)

Other significant items:
Depreciation and amortization	291	15,134	200	15,625
Interest expense	12,752	293,736	1,024	307,512
Expenditures for fixed assets	1,039	2,440	-	3,479

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the six months ended December 31, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings. Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice and have started to store our raw material and sell very limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell them to generate revenue and those sales are based on the order from the market. Currently, we are granted 20 year land use rights to approximately 1,975 acres of lands by the Chinese government for ginseng planting.

In recent years, due to the global recession and local market conditions, demand for ginseng exports declined, which created a significant oversupply from 2008. In addition, our ginseng beverage business was limited due to lack of capital to expand operation and promote our products. All those factors caused us to have losses in recent years.

As of December 31, 2015 and June 30, 2015, the cash balance on hand for the Company was about $39,541and $10,016, respectively. Our auditors have determined that we do not currently have sufficient working capital necessary and have raised substantial doubt about our ability to continue as a going concern.

In order to meet the challenge, we are taking the following actions:

On July 21, 2015, we raised 1.6 million dollars through private placement. With those capital, the Company resumed ginseng beverage production in October 2015, and applied a new reduced size ginseng beverage (40 ML) in January, 2016. We estimate that it will be approved by SFDA by March, 2016.

On January 26, 2016, our Board of Directors appointed Mr. Long He as Chairman, Director and Chief Executive Officer.Mr. He has extensive experience in green and organic agriculture and food & restaurant industry. Under new management, we have updated our business plan to include opening of eye care centers in China. These eye care centers will also resell our ginseng juice products. Meanwhile, we will continue our focus on the ginseng beverage business in 2016 and might bring more health and organic products to the Company’s business in 2017.  We believe that it is the right time to make the Company a diversified health products company because healthcare and wellness is a growing industry in China which, we believe, will bring us opportunities to become a long term growth company and a benchmarking enterprise in ginseng beverage industry.

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

Discussion of Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and six months ended December 31, 2015 and 2014, respectively.

	For the Three Months
	Ended December 31,		Change
	2015	2014	Amount	%
Revenues	$40,121	146,972	(106,851)	-73%
Cost of goods sold	15,457	112,917	(97,460)	-86%
Gross profit	24,664	34,055	(9,391)	-28%
Selling, general and administrative expenses	1,251,964	503,748	748,216	149%
Bad Debt Expense (Recovered)	6,592	(42,250)	48,842	-116%
Depreciation and amortization	39,783	15,625	24,158	155%
Foreign exchange	-	(4,226)	4,226	-100%
Interest expense	505,675	307,512	198,163	64%
Net Loss	(1,779,350)	(746,354)	(1,032,996)	138%

	For the Six Months
	Ended December 31,		Change
	2015	2014	Amount	%
Revenues	$61,746	152,214	(90,468)	-59%
Cost of goods sold	30,761	115,818	(85,057)	-73%
Gross profit	30,985	36,396	(5,411)	-15%
Selling, general and administrative expenses	1,605,776	832,966	817,810	98%
Bad Debt Expense (Recovered)	(43,378)	(42,250)	(1,128)	3%
Depreciation and amortization	53,046	45,934	7,112	15%
Foreign exchange	89,059	(15,939)	104,998	-659%
Interest expense	856,455	533,232	323,223	61%
Net Loss	(2,529,973)	(1,317,547)	(1,212,426)	92%

Revenue

Our total revenue decreased from $146,972 to $40,121 for the three months ended December 31, 2015 and 2014, and from $152,214 to $61,746 for the six months ended December 31, 2015 and 2014; a decrease of $106,851 and $90,468, or 73% and 59%, respectively. The primary reason for the decrease was that we did not have any sales generated from ginseng juice and sales on cosmetics decreased during the three months and six months ended December 31, 2015.

We generated revenue of $38,016 from self-production sales by Yanbian Huaxing in the three months and six months ended December 31, 2015, respectively and will no longer have harvest ginseng sales from our self-production in the future.

We generated revenue of $2,105 and $23,730 from Hong Kong Huaxia, a wholly subsidiary of us in the three months and six months ended December 31, 2015, respectively. Hong Kong Huaxia sells health and specialized local products based on customer orders which vary from time to time.

On July 21, 2015, we raised 1.6 million dollars through private placement. Using the proceeds of this offering, we resumed ginseng beverage production in October 2015, and applied a new reduced size ginseng beverage (40 ML) in January, 2016. We estimate that it will be approved by SFDA by March, 2016.

We believe that we will be able to improve our sales on ginseng juice in 2016 through 1) online shopping platform that has already started to develop since October 2015 which will provide customers with easy and convenient access to our products; 2) rebuilding our distribution network; 3) starting to establish our own nationwide store to sell ginseng beverage. However, assuming those changes having taken place, there is no assurance that our sales of ginseng beverage will meet our expectation as the market conditions may change.

Meanwhile, in order to enhance overall revenue of the Company to generate profit, we are going to establish a new business, which is eyes-health care center under our subsidiary Jilin Huaxia in March, 2016 and we expect that we will generate the revenue from this business in May,2016. However, there is no assurance that such sales will meet our expectation as the market conditions may change.

Cost of Goods Sold

Our total cost of goods sold decreased from $112,917 for the three months ended December 31, 2014 to $15,457 for the three months ended December 31, 2015, a decrease of $97,460 or 86%.

Our total cost of goods sold decreased from $115,818 for the six months ended December 31, 2014 to $30,761 for the six months ended December 31, 2015, a decrease of $85,057or 73%.

The primary reason for the decrease was that we did not incur cost of goods sold in purchased ginseng for resale and ginseng beverage during the three months and six months ended December 31, 2015.

Our cost of goods sold is comprised of costs of different products purchased through HongKong Huaxia for resale, which was $9,116 and $20,741 and cost of self-production ginseng, which was $10,020 and $10,020 for the three months and six months ended December 31, 2015, respectively.

Gross Profit

Gross profit was approximately $24,664 for the three months ended December 31, 2015 compared to $34,055 for the three months ended December 31, 2014, a decrease of $9,391 or 28%.

Gross profit was approximately $30,985 for the six months ended December 31, 2015, compared to $36,396 for the six months ended December 31, 2014, a decrease of $5,411 or 15%.

The decrease was primarily due to a decrease in the sales.

Selling, General and Administration Expenses

Selling, general expenses and administrative expenses increased from $503,748 for the three months ended December 31, 2014 to $1,251,964 for the three months ended December 31, 2015, an increase of $748,216 or 149%.

Selling, general expenses and administrative expenses increased from $832,966 for the six months ended December 31, 2014 to $1,605,776 for the six months ended December 31, 2015, an increase of $817,810 or 98%.

The increase is mainly due to the increase in our operation expense from Huaxing and Ganzhi, such as manufactory repairing fees and penalties of $540,000 related to penalties on past due tax returns from 2005 to 2015. The Company plans to seek abatement with the Internal Revenue Service relating to the amounts, the outcome of which is uncertain.

Bad Debt Expense (Recovered)

For the three months ended December 31, 2015, we have uncollected bad debt of $6,592.

We recovered the amount of $43,378 bad debt written off in the past year for the six months ended December 31, 2015, increased by $1,128, or increase of 3%, from $42,250 for six months ended December 31, 2014 to $43,378 for the six months ended December 31, 2015.

Depreciation and amortization

Depreciation and amortization increased from $15,625 for the three months ended December 31, 2014 to $39,783 for the three months ended December 31, 2015, an increase of $24,158 or 155%.

Depreciation and amortization increased from $45,934 for the six months ended December 31, 2014 to $53,046 for the six months ended December 31, 2015, an increase of $7,112 or 15%.

This increase is due to the depreciation on new equipment purchased during the three and six months ended December 31, 2015.

 Interest Expense

Our Interest expense increased from $307,512 for the three months ended December 31, 2014 to $505,675 for the three months ended December 31, 2015, an increase of $198,163 or 64%.

Our interest expense increased from $533,232 for the six months ended December 31, 2014 to $856,455 for the six months ended December 31, 2015, an increase of $323,223 or 61%.

This increase was due to an increase in loan balance from the corresponding period in 2015.

Net Loss

The Net Loss for the three months ended December 31, 2015 was $1,779,350; an increase of $1,032,996 or 138%, compared to a net loss of $746,354 for the three months ended December 31, 2014. The increase is primarily due to the decrease in revenues and increases in interest expense on the Company’s loans and increase general and administrative expenses in setting of the Company’s manufacturing operations.

We had a net loss of $2,529,973 for the six months ended December 31, 2015 compared to a net loss of $1,317,547 for the six months ended December 31, 2014, an increase of $1,212,426 or 92%.  The increase is primarily due to the decrease in revenues and increases in interest expense on the Company’s loans and increase general and administrative expenses in setting the Company’s manufacturing operations.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (” RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on December 31, 2015 or at any other rate.

The value of RMB against U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly denominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $280,068 and $(82,495) for the three months ended December 31, 2015 and 2014, respectively.  And we had comprehensive loss of $1,499,282 and $828,849 for the three months ended December 31, 2015 and 2014, respectively.  The assets and liabilities amounts with the exception of equity for the three months ended December 31, 2015 were translated at 6.3257 RMB to 1.00 USD as compared to 6.1190 RMB to 1.00 USD for the three months ended December 31, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended December 31, 2015 and 2014 were 6.4936 RMB and 6.1469 RMB, respectively.

Translation adjustments resulting from this process amounted to $166,377 and ($149,173) for the six months ended December 31, 2015 and 2014, respectively. And we have comprehensive loss of $2,363,596 and $1,466,720 for the six months ended December 31, 2015 and 2014, respectively. The assets and liabilities amounts with the exception of equity for the six months ended December 31, 2015 were translated at 6.3257 RMB to 1.00 USD as compared to at 6.1190 RMB to 1.00 USD for the six months ended December 31, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the six months ended December 31, 2015 and 2014 were 6.4936 RMB, 6.1469 RMB, respectively.

Discussion of Cash Flow

Cash flows results for the six months ended December 31, 2015 and the six months ended December 31, 2014 are summarized as follows:

	December 31, 2015	December 31, 2014
Net cash provided by (used in) operating activities	$(963,690)	$(524,391)
Net cash provided by (used in) investing activities	$(7,897)	$(3,479)
Net cash provided by (used in) financing activities	$1,247,024	$481,910

Operating activities

Cash flows provided by (used in) operating activities amounted to $(963,690) for the six months ended December 31, 2015, compared to ($524,391) for the same period of 2014. This change was primarily due to an increase in net losses of $2,539,973, in addition to an increase in inventory of $306,781 and an increase in advances to third party of $358,144. These amounts were offset by an increase in accounts payable of $838,039 and an increase in accrued expenses of $ 1,286,485.

The increase in accounts payable was due to raw material purchase during the six months ended December 31, 2015. The increase in inventory was because that we purchased raw material for ginseng juice production and the ginseng juice we manufactured during the six months ended December 31, 2015. The increase in accrued expenses was because of increased accrued interest on loan.

Investing Activities

Cash flows used in investing activities amounted to ($7,897) for the six months ended December 31, 2015 which consisted of the purchase of equipment. In November 2015, Ganzhi and Huaxia bought three computers and Ganzhi bought one Titanium Filter and one shredder.

Cash flows used in investing activities amounted to ($3,479) for the six months ended December 31, 2014 which consisted of purchase of two computers of $3,479.

Financing activities

Cash flow provided by financing activities in the six months ended December 31, 2015 was $1,247,024, which primarily consisted of the proceeds from the new Series A convertible debenture of 1,600,000; the proceeds from loans payable to related parties of $129,868, offset by repayments of loans of $ 482,844.

Cash flows provided by financing activities in the six months ended December 31, 2014 was $481,910, and primarily consisted of proceeds of loans payable to related parties of $138,345 and proceeds from loans of $343,565.

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

As of December 31, 2015, there was no change in our loan payments compared to as of December 31, 2014 since the loans remained constant. As of December 31, 2015, we had an outstanding loan of 2,000,000 RMB (about $307,996) to Ji’An Qingshi Credit Cooperatives (“Ji’An Qingshi”). The principal terms of the loan are as follows:

 1.      Type of Loan: Short Term Agriculture Loan

 2.      Loan Purpose: Planting

 3.      Loan Amount: Principal of 2,000,000 RMB (about USD $307,996) with an annual interest of 6.325%

 4.      Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

 5.      Security: The loan is secured by assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice.

We have not paid any principal or interest of the loan; however, Ji’An Qingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. On June 27, 2013, the Company decided to dispose of the assets and liabilities of Tonghua Linyuan to a third party and plans to close Tonghua Linyuan. The Company has retained $483,695 in contingent liabilities of Tonghua Linyuan for the six months ended December 31, 2014.

On August 30, 2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,268,942) from the same lender. The principal terms of the new 8 million RMB bank loan agreements are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

●	Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $1,268,942) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●	The loan carries a benchmark interest rate which is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate. Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $14,838) on August 21, 2012. And from September, 2012 to June 30, 2013, we have not paid interest and we plan to pay all outstanding interest when we have sufficient cash. For the year ended June 30, 2014, we paid $154,635 in accrued interest.

●	Repay the principal by installments according to the following repayment plan: principal payment of RMB1M (approximately USD $153,998) on September 20, 2012, RMB 1M (approximately USD $153,998) on August 29, 2013, RMB 1M (approximately USD $153,998) on December 20, 2013 and RMB 5M (approximately USD $769,988) on August 29, 2014. The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

As of June 30, 2015, there was no change in our loan payments compared to December 31, 2015, since the loans remained constant. Since the lender, Ji’ An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available. Thus, the debt in Tonghua Linyuan acquisition will not have an impact on our liquidity and capital resources before we start to repay the lander.

On October 29, 2013, the Company borrowed $5,616,923 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan term was to February 28, 2014 and the Company paid $211,489 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On March 3, 2014, the due date of the loan was extended to June 30, 2014 and on September 3, 2014 the term of the loan was extended to June 30, 2015 and on July 1, 2015 the term of the loan was extended to December 31, 2015. In Jan 3, 2016, the creditor decided to discuss with the Company about the loan and new term is being negotiated.

The Company has loans with various individuals and finance companies totaling $3,334,489 and $3,997,629 at December 31, 2015 and June 30, 2015, respectively. These loans are payable on demand. The loans bear interest at 3% per month.

As of December 31, 2015 and June 30, 2015, we had notes payable of approximately $1,689,086 and $1,593,996 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders. The individuals loaned us funds which are interest free with no specific repayment date and unsecured. The funds received are evidenced by receipt of cash acknowledgments.

As of December 31, 2015, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $2,529,973 and $1,317,547 for the six months ended December 31, 2015 and 2014, respectively, and an accumulated deficit of $720,603,802 at December 31, 2015, and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generation of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenue could result in the Company having to curtail or cease operations.

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

(a)	Evaluation of disclosure controls and procedures

As of the end of our last fiscal year ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management conducted a similar evaluation as of the period covered by this Report and management again concluded that our disclosure controls and procedures were similarly ineffective as of December 31, 2015.

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

None

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

Date: February 22, 2016	By:	/s/ Long He
Long He
Principal Executive Officer and Chairman

Date: February 22, 2016	/s/ Ren Ying
Ren Ying
Principal Financial Officer and Principal Accounting Officer

