Form 10-Q
period 2016-03-31
China Ginseng Holdings Inc
filed 2016-05-23
CIK 1338460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 23, 2016, there were 44,397,297 shares issued and outstanding of the registrant’s common stock.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	June 30, 2015

ASSETS
CURRENT ASSETS
Cash	$61,890	$10,016
Accounts receivable, net	542,770	579,752
Advances to third parties	552,323	93,254
Inventory	586,966	285,981
Due from related parties	26,289	7,703
Prepaid expenses	1,466	1,549
Total Current Assets	1,771,704	978,255

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $567,153 and $525,199 at March 31,2016 and June 30, 2015, respectively	1,251,423	1,398,425

OTHER ASSET
Deposit on equipment	5,646,442	5,967,480

Total Assets	$8,669,569	$8,344,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loan payable- equipment purchase	$5,645,090	$5,966,052
Loan payable- building purchase	1,197,920	1,308,558
Loans payable- other	3,124,239	3,997,629
Notes payable - related parties	1,650,292	1,593,996
Convertible debenture	1,600,000	-
Accounts payable	2,244,996	951,068
Accrued expenses	4,371,269	2,486,436
Taxes payable	66,873	71,034
Payable to farmers	832,248	879,567
Payments received in advance	186,038	247,663
Total Current Liabilities	20,918,965	17,502,003

OTHER LIABILITIES

Liabilities of discontinued operations	486,120	513,760
Total Liabilities	21,405,085	18,015,763

COMMITMENTS AND CONTINGENCIES (NOTE O)	-	-

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 50,000,000 shares authorized; 44,397,297 shares issued and outstanding at March 31,2016 and 44,397,297 at June 30, 2015, respectively	44,398	44,398
Additional paid-in capital	7,826,365	7,738,746
Accumulated deficit	(21,222,105)	(18,073,829)
Accumulated other comprehensive income	615,826	619,082
Total Stockholders’ Deficit	(12,735,516)	(9,671,603)
Total Liabilities and Stockholders’ Deficit	$8,669,569	$8,344,160

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

REVENUES	$253,619	$15,148	$315,365	$167,362

COSTS AND EXPENSES
Cost of goods sold	220,580	60	251,341	115,878
Selling, general and administrative expenses	58,817	381,055	1,664,593	1,198,082
Bad debt expense (recovered)	(117,885)	(22)	(161,263)	(42,272)
Depreciation and amortization	14,743	21,342	67,789	67,276
Total Costs and Expenses	176,255	402,435	1,822,460	1,338,964

OTHER EXPENSE
Foreign Exchange	(2,014)		87,045
Interest expense	699,695	182,346	1,554,136	715,578
Net Other Expense	697,681	182,346	1,641,181	715,578

LOSS BEFORE INCOME TAXES	(620,317)	(569,633)	(3,148,276)	(1,887,180)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(620,317)	(569,633)	(3,148,276)	(1,887,180)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation Adjustment	(169,633)	18,374	(3,256)	167,547

COMPREHENSIVE LOSS	$(789,950)	$(551,259)	$(3,151,532)	$(1,719,633)

NET LOSS PER COMMON SHARE (Basic and diluted)	$(0.02)	$(0.01)	$(0.07)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	45,397,297	44,397,297	45,397,297	44,397,297

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(3,148,276)	$(1,887,180)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	67,789	67,276
Imputed interest	72,629	75,132
Changes in assets and liabilities:
Decrease in accounts receivable	5,854	60,319
Increase in inventory	(320,054)	(176,704)
Increase in advances to third party	(461,332)	-
Increase in prepaid expense	-	(127)
Increase in due from related parties	(18,772)	(16,991)
Increase in accounts payable	1,164,550	1,017,127
Decrease in taxes payable	(343)	(2,270)
Increase (decrease) in receivables in advance	(48,810)	452
Increase in accrued expenses	1,795,898	441,324
Net cash provided by (used in) operating activities	(890,867)	(421,642)

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,277)	(7,881)
Net cash provided by (used in) investing activities	(9,277)	(7,881)

Cash Flows from Financing Activities:
Proceeds from loans	-	3,424
Proceeds from loans payable to related parties	91,345	271,424
Proceeds from Series A Convertible Debenture	1,600,000	-
Repayments of Loans Payable	(738,971)	-
Net cash provided by (used in) financing activities	952,374	274,848

Effect of exchange rate on cash	(356)	167,259

Increase in cash	51,874	12,584

Cash at beginning of period	10,016	24,782

Cash at end of period	$61,890	$37,366

See accompanying notes to consolidated financial statements.

China Ginseng Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 (UNAUDITED)

NOTE A - PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended June 30, 2015.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the consolidated financial statements not misleading have been included.  Results for the three and nine months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

Nature of Business

China Ginseng Holdings, Inc. and Subsidiaries (the “Company”), was incorporated under the laws of Nevada on June 24, 2004.

On November 24, 2004, the Company acquired 55% of Yanbian Huaxing Ginseng Industry Co. Limited (“Yanbian Huaxing”), which is located in China and, is in the business of farming, processing, distribution, and marketing of Asian Ginseng products.  In August 2005, the Company acquired the remaining 45% of Yanbian Huaxing. From 2010, the Company ceased to sell ginseng in the market. The harvest of ginseng is primarily self-used as raw material in the production of ginseng beverage.

Yanbian Huaxing controls, through 20 year leases granted by the Chinese Government, approximately 1,500 hectares (3,705 acres) of land exclusively used to grow ginseng. The Company had no operations prior to November 24, 2004. These leases expire through 2024. During the year ended June 30, 2014, the Forestry Bureau governing one of the farms withdrew approximating 700 hectares (1,730 acres) of land leased and notified the Company that this lease is no longer recognized. As a result, the Company is prevented from developing and planting ginseng in undeveloped areas of the farm.

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

On March 31, 2008 the Company acquired Tonghua Linyuan Grape Planting Co. Limited (“Tonghua Linyuan”) whose principal activity was the growing, cultivation and harvesting of a grape vineyard. The Company produced wine and grape juice using the grapes planted on the land Tonghua Linyuan leased, but in June 2012, the Company decided to abandon the growing and harvesting of grapes due to the poor quality of grape harvests which were not suitable for the production of wine or grape juice. Accordingly, the Company has abandoned the vineyard and also decided not to renew its leases with the Chinese Government. On June 30, 2013, the Company sold the assets and liabilities of Tonghua Linyuan to a third party. (see Note N.)

NOTE A - PRESENTATION, NATURE OF BUSINESS, AND GOING CONCERN (Continued)

On March 2, 2012, the Company approved the incorporation of a new subsidiary, Hong Kong Huaxia International Industrial Co., Limited (“Hong Kong Huaxia”) in Hong Kong in order to sell health and specialized local products such as cosmetics and health supplements. Hong Kong Huaxia was incorporated in Hong Kong on March 18, 2012, and began operations in April 2012. Hong Kong Huaxia has registered 880,000,000 shares of 1 HKD par value per share stock in Hong Kong. None of the $113,443,000 (880,000,000 HKD) registered capital of Hong Kong Huaxia has been funded as of March 31, 2016.

On September 27, 2013, the Company established a new wholly owned subsidiary of Hong Kong Huaxia, Jilin Huaxia Ginseng Co., Ltd (“Jilin Huaxia”) in order to open an online store through Taobao Marketplace, the biggest online Business to Consumer and Consumer to Consumer platform in Asia, a subsidiary company of Alibaba Group. Hong Kong Huaxia registered capital of $6,000,000 in Jilin Huaxia, none of which was funded at March 31, 2016.

Substantially all of the Company’s operations are in the People’s Republic of China and Hong Kong.

Consolidated Financial Statements

The consolidated financial statements include the accounts and activities of China Ginseng Holdings, Inc. and its wholly-owned subsidiaries, Yanbian Huaxing Ginseng Co. Limited, Jilin Huamei Beverage Co. Limited, Jilin Ganzhi Ginseng Products Co. Limited, Mudanjiang Huaxing Ginseng Co..Limited and Hong Kong Huaxia International Industrial, Co. Limited and its subsidiary Jilin Huaxia. All intercompany transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended March 31, 2015 to make then comparable to the presentation for the three and nine months ended March 31, 2016.

Uncertainty in Income Taxes

The Company’s policy is to recognize interest related to income tax matters as interest expense. The Company’s policy is to recognize penalties related to income tax matters as selling, general and administrative expenses. The Company's income tax returns are subject to examination by the IRS and State tax authorities, generally for three years after they are filed.

Going Concern

As indicated in the accompanying financial statements, the Company had net losses of $3,148,276 and $1,887,180 for the nine months ended March 31, 2016 and 2015, respectively, and an accumulated deficit of $21,222,105 as of March 31, 2016 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenues will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at:

	March 31,	June 30,
	2016	2015
Buildings and improvements	$1,387,535	$1,472,128
Machinery and equipment	354,963	393,100
Motor vehicles	23,830	30,501
Office equipment	52,248	27,895
	1,818,576	1,923,624
Less accumulated depreciation	(567,153)	(525,199)
	$1,251,423	$1,398,425

Substantially all of the property and equipment is located in China.

Total depreciation was $67,789 and $67,276 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE C -DEPOSIT FOR EQUIPMENT PURCHASE

In November of 2013, the Company made a deposit of RMB 36,474,054 ($5,645,090) with a supplier for the purchase of equipment for its ginseng farms. Prior to delivery of the equipment, the Company determined that this equipment was not best suited for its’ farms and cancelled the purchase. The deposit remains on hand with the supplier. The Company and supplier are negotiating for the delivery of different equipment for the Company’s new eye care centers or the return of the deposit.

NOTE D - INVENTORY

Inventory is comprised of the following at:

	March 31,	June 30,
	2016	2015
Raw materials	$449,625	$126,006
Finished goods	133,179	67,787
Packaging supplies	-	87,789
Operating supplies	4,162	4,399
	$586,966	$285,981

NOTE E – GINSENG CROPS

The Company’s business, prior to June 30, 2009, was primarily to harvest and sell fresh and dried ginseng. The growth period takes approximately 5 to 6 years before harvest can commence and up to 8 years for improved harvest and seedling yields. The Company is changing its business model to utilize the harvested ginseng to manufacture ginseng juice and other ginseng beverages. It commenced the juice operation in August 2011. The land to plant ginseng needs to be rotated. The Company tracks the costs expended each year by planting area. The Chinese government owns all of the land in China.

Currently, the Company has obtained leases from the Chinese government for approximately 800 hectares of land (approximately 1,975 acres) to grow ginseng, which were awarded in April and May 2005.  These rights are valid for 20 years and the management of the Company believes that the leases will be renewed.  However, there are no assurances that the Chinese government will continue to renew these leases in the future. The planting of new ginseng is dependent upon the Company’s cash flow and its ability to raise working capital.

The Company has planted approximately 287,984 square meters (28.80 hectares or 71.16 acres) of land. The Company has no plan to expand ginseng planting at the moment. The Company can purchase raw ginseng from farmers, or the open market directly.

NOTE F - AGREEMENTS WITH FARMERS

The Company has executed agreements with a number of local farmers to grow, cultivate and harvest Ginseng utilizing the Company’s land grants. The farming contracts commenced in January 2008 and ended in 2013. In connection with these agreements, the Company (1) leases sections of the Ginseng land grants to the farmers at approximately $1.50 (10 RMB) per square meter per year, (2) provides the seeds and fertilizer to the farmers and clears the land of large debris, (3) pays the farmers a management fee of approximately $0.50 (4.00 RMB) per square meter per year and (4) the farmers are required to produce 2kg of Ginseng for each square meter that they manage. The costs of the seeds and fertilizers provided to the farmers are capitalized and included in the Ginseng Crop inventory. The Company pays the farmers market price for their Ginseng. If the harvest is below 2kg per square meter, the difference will be deducted from the total payment for Ginseng purchased. If the harvest produces more that 2kg per square meter, the Company pays approximately $3.00 for every extra kilo. The Company records these agreements on a net basis by individual farmers. The Company has also recorded a payable to the farmers for the net management fee due to the farmers. The liability at March 31, 2016 and June 30, 2015 was $832,248 and $879,567 respectively.

NOTE G - LOAN PAYABLE TO FINANCIAL INSTITUTION

In 2002, the Company’s subsidiary, Tonghua Linyuan, borrowed 2,000,000 RMB from Ji’an Qingshi Credit Corporation at an interest rate of 6.325% per annum with a maturity date of April 4, 2003. The loan is currently in default. In March 2008, the lender verbally agreed that no principal or interest need be paid until the Company is generating profits. Interest was paid on the loan through June 30, 2009 and has been accrued in subsequent periods. The loan is secured by the Company’s inventory and equipment. The loan balance at March 31, 2016 and June 30, 2015 was $309,540 and $327,139, respectively. The loan balance is included in Liabilities of Discontinued Operations on the accompanying consolidated Balance Sheets.

NOTE H - LOAN PAYABLE - BUILDING PURCHASE

On March 2, 2011, the Company entered into an agreement with Meihekou Hang Yilk Tax Warehousing Logistics, an auctioneer, to purchase office and warehouse facilities. The purchase price was $1,385,980 (RMB 9,000,000). On June 24, 2011, the Company made a payment of $76,990 (RMB 500,000) leaving a balance of $1,308,981 (RMB 8,500,000). On September 10, 2011, the Company paid 8,000,000 RMB through the proceeds of a loan with Meihekou City Rural Credit Union. The remaining 500,000 RMB was paid as follows: (a) $15,400 (RMB 100,000) in December 2010 and (b) $61,599 (RMB 400,000) in June 2011.

The loan from Meihekou City Rural Credit Union was due on August 12, 2012. Interest accrues on the loan at a floating rate based on the Central Bank Rate. At March 31, 2016, the floating rate was 18.43%. The loan is secured by the building. On August 30, 2012, the loan was renegotiated extending the maturity date to August 29, 2014 with principal payments of 1,000,000 RMB (USD $153,998) in September 2012; 1,000,000 RMB (USD $153,998) on August 29, 2013; 1,000,000 RMB (USD $153,998) on December 20, 2013 and 5,000,000 RMB (USD $769,988) on August 29, 2014. None of these payments were made by the Company and the note is thus in default.

NOTE I - LOAN PAYABLE - EQUIPMENT PURCHASE

On October 29, 2013, the Company borrowed $5,616,923 (RMB 36,474,054) in order to fund the acquisition of machinery and equipment by the Company. The loan was due on February 28, 2014, and the Company was to pay $211,606 (RMB 1,300,000) in interest over the life of the loan. The loan is secured by the assets of Jilin Huaxia. On July 1, 2015, the loan term was extended to December 31, 2015. On January 3, 2016, the creditor agreed to negotiate with the Company for a new term on the loan. The Company is still in negotiation with creditor currently.

NOTE J - LOANS PAYABLE - OTHER

The Company has loans with various individuals and finance companies totaling $3,124,239 at March 31, 2016 and $3,997,629 at June 30, 2015. These loans are payable on demand and bear interest at 3% per month.

NOTE K- CONVERTIBLE DEBENTURE

On July 21, 2015, the Company closed a private placement to sell a Series A Convertible Debenture for a price of $1,600,000. The Series A Convertible Debenture is repayable at July 20, 2018 and is convertible into 4,000,000 shares of the Company’s common stock at a price of $0.40 per share. During the period that the conversion right exists, the Company covenants that it will reserve, from its authorized and unissued common stock, shares equal to 110% of the number of shares of common stock upon the full conversion of the Series A Convertible Debenture. At the conversion price of $.40 per share, this will be 4,400,000 shares. When combined with the current shares issued and outstanding of 44,397,297, the total of issued, outstanding and reserved shares is 48,797,297. As the authorized shares are 50,000,000, the Company will breach the covenant if it issues 1,202,703 shares absent an increase to the number of authorized shares. The Series A Convertible Debenture carries no interest and matures in 36 months. The Series A Convertible Debenture also has a prepayment clause pursuant to which the Company may repurchase all or a portion of the outstanding Convertible Debenture in cash for 100% of the face value on ten business days’ notice at any time after the twelve month anniversary of the closing; provided that the Investor shall have the right to convert the Convertible Debenture within five business days after written notice of such prepayment.

The funds received from the convertible debenture were used to pay down accounts payable, to provide advances to third parties to support the Company’s future operations and to increase the Company’s cash available to fund future operations.

NOTE L - RELATED PARTY TRANSACTIONS

The Company had been financing its operations from loans from individuals, principally residents of China, who are deemed to be related parties because of their ownership interest in the Company (shareholders). The individuals have loaned the Company funds which are interest free, have no specific repayment date, and are unsecured. The funds received are evidenced by receipt of cash acknowledgments. At March 31, 2016 and June 30, 2015, funds borrowed to fund the current operations of the Company were $1,650,292 and $1,593,996, respectively. The Company has imputed an interest charge of $72,629 and $75,132 which has been recorded in the financial statements for the nine months ended March 31, 2016 and 2015, respectively.

At March 31, 2016 and June 30, 2015, the Company had receivables from related parties amounting to $26,289 and $7,703, respectively.

NOTE M - PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting bases and income tax bases of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Deferred tax assets consist of the following at:

	March 31,	June 30,
	2016	2015
	-	$-
Net operating losses	$4,159,027	$3,371,958
Valuation allowance	(4,159,027)	(3,371,958)
Deferred tax asset	$-	$-

The deferred tax asset is the result of an inventory provision and related reserve. Under Chinese tax laws, the Company is not entitled to a deduction for the provision until the inventory is completely discarded. Accordingly, the liability has been recorded as an offset by a deferred tax asset representing a timing difference.

The Company has a net operating loss carry forward as follows:

	March 31,	June 30,
	2016	2015
International (China)	$11,204,424	$9,290,901
United States	5,431,684	4,196,931
	$16,636,108	$13,487,832

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

At March 31, 2016, the Company determined that it had approximately $540,000 in penalties related to past due information returns from 2005 through 2015, which is included in accrued expense and selling, general and administrative expenses. The Company plans to seek abatement with the Internal Revenue Service relating to these amounts, the outcome of which is uncertain.

The components of income before taxes are as follows:

	For the Nine Months Ended March 31,
	2016	2015
International (China)	$(1,913,523)	$(1,012,948)
United States	(1,234,753)	(874,232)
	$(3,148,276)	$(1,887,180)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended March 31, 2016 and 2015, respectively, are as follows:

	For the Nine Months Ended March 31,
	2016	2015
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.3	3.3
Valuation allowance	30.7	30.7
Earnings taxed at other than US statutory rate	-	-
Effective tax rate	-%	-%

NOTE N - DISCONTINUED OPERATIONS

On June 30, 2013, the Company discontinued its’ grape production operations. The Company sold the assets and liabilities of Tonghua Linyuan, and closed Tonghua Linyuan.

The Company has retained $486,120 and $513,760 in contingent liabilities of Tonghua Linyuan at March 31, 2016 and June 30, 2015, respectively. These liabilities are included in Liabilities of Discontinued Operations on the consolidated Balance Sheet. These liabilities consisted of a loan payable to a financial institution of $309,540 and accounts payable and accrued expenses of $176,580 at March 31, 2016 and a loan payable to a financial institution of $327,139 and accounts payable and accrued expenses of $186,321 at June 30, 2015.

NOTE O - COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with various individuals in China. The following summarizes the contractual commitments under these agreements:

March 31,	Commitment
2017	$33,909

The Company has one year leases for its corporate offices in China aggregating RMB 220,190 per year (USD 33,909) expiring May 21, 2016. The lease is renewable each year.

The Chinese government owns all the land in China. Currently, the Company has grants from the Chinese government for approximately 800 hectares of land (1,975 acres) to grow Ginseng. These grants are for 20 years. There is no assurance that the Chinese government will continue to renew these grants in the future.

The Company has a lease to refrigerate and store fresh Ginseng, which operates on a month to month basis until terminated by the parties. The annual lease fee approximates $15,500 per year.

NOTE P - OPERATING SEGMENTS

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

Nine months ended March 31, 2016:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$248,972	$66,393	$315,365
Net loss	(1,234,753)	(1,906,304)	(7,219)	(3,148,276)
Total assets	421,704	8,165,785	82,080	8,669,569

Other significant items:
Depreciation and amortization	1,299	65,680	810	67,789
Interest expense	173,898	1,378,763	1,475	1,554,136
Expenditures for fixed assets		9,277	-	9,277

Three Months Ended March 31, 2016

	Parent Company	Ginseng	Cosmetics / Supplements	Total
Revenues	$-	$210,690	$42,929	$253,619
Net Loss	(119,235)	(486,057)	(13,011)	(618,303)
Total Assets	421,704	8,165,785	82,080	8,669,569

Other Significant Items:
Depreciation and amortization	430	14,049	264	14,743
Interest expense	42,256	655,305	120	697,681
Expenditures for fixed assets	-	1,380	-	1,380

Nine months ended March 31, 2015:

	Parent Company	Ginseng	Cosmetics/ Supplements	Total
Revenues	$-	$-	$167,362	$167,362
Net loss	(874,232)	(996,982)	(15,966)	(1,887,180)
Total assets	19,830	8,653,904	248,400	8,922,134

Other significant items:
Depreciation and amortization	961	65,716	599	67,276
Interest expense	39,585	674,969	1,024	715,578
Expenditures for fixed assets	5,439	2,442	-	7,881

Three Months Ended March 31, 2015

	Parent Company	Ginseng	Cosmetics / Supplements	Total
Revenues	$-	$-	$15,148	$15,148
Net (Loss) Income	(410,539)	(160,721)	1,627	(569,633)

Other Significant Items:
Depreciation and amortization	319	20,823	200	21,342
Interest expense	14,241	168,105		182,346
Expenditures for fixed assets	4,400	2	-	4,402

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Ginseng Holdings Inc. for the nine months ended March 31, 2016 and 2015 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Company Overview

Our company, China Ginseng Holdings Inc., was incorporated on June 24, 2004 in the State of Nevada.

Since our inception in 2004, we have been engaged in the business of farming, processing, distribution and marketing of fresh ginseng, dry ginseng, ginseng seeds, and seedlings. Starting in August 2010, we have gradually shifted the focus of our business from direct sales of ginseng to canned ginseng juice and have started to store our raw material and sell very limited self-produced ginseng. We also purchase ginseng from outside sources, and then resell it to generate revenue and those sales are based on the order from the market. Currently, we are granted 20-year land use rights to approximately 1,975 acres of lands by the Chinese government for ginseng planting.

In recent years, due to the global recession and local market conditions, demand for ginseng exports declined, which created a significant oversupply from 2008. In addition, our ginseng beverage business was limited due to lack of capital to expand operation and promote our products. All those factors caused us to have losses in recent years.

As of March 31, 2016 and June 30, 2015, the cash balance on hand for the Company was $61,890 and $10,016, respectively, and our working capital deficit was $19,147,261 and $16,523,748 respectively. Due to the insufficiency of cash and working capital and recurring operating losses, there is substantial doubt about our ability to continue as a going concern.

In order to meet the challenge, we are taking the following actions:

On July 21, 2015, we raised 1.6 million dollars through a private placement. With this capital, the Company resumed ginseng beverage production in October 2015, and developed a new small size ginseng beverage (40 ML) in January 2016. The sale of small sized (40 ML) ginseng beverage is waiting for the approval from the State Food and Drug Administration (SFDA) currently.

On January 26, 2016, our Board of Directors appointed Mr. Long He as Chairman, Director and Chief Executive Officer. Mr. He has extensive experience in green and organic agriculture and the food and restaurant industry. Under this new management, we have updated our business plan to include opening of eye care centers in China. These eye care centers will also resell our ginseng juice products. Meanwhile, we will continue our focus on the ginseng beverage business in 2016 and might bring more health and organic products to the Company’s business in 2017.  We believe that it is the right time to make the Company a diversified health products company because healthcare and wellness is a growing industry in China which, we believe, will bring us opportunities to become a long term growth company and a benchmarking enterprise in ginseng beverage industry.

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

The reason direct squeezing is not commonly used in canned ginseng juice is that it needs fresh ginseng as a raw material and preservation of fresh ginseng is very difficult. However, our drink formula enables us to use refrigerated ginseng as raw material to produce canned ginseng juice and we are still able to preserve its freshness and nutrition in the final products.  The drink formula for our ginseng beverages is a registered patent approved by the Chinese government, patent number ZL 03111397.6.  This patent was issued on January 23, 2008 and expires 20 years after issuance.

In order to produce canned ginseng juice, we store our fresh ginseng in refrigerated warehouse space. We are currently renting a refrigerated warehouse (-20 C degree) to store all fresh ginseng inventory necessary for production of the ginseng beverages.   Monthly rent for the refrigerated warehouse is RMB 4,500 (USD $677).

We are still in the early stage of ginseng beverage business, we cannot assure the demands for our ginseng beverage will be high enough to make our business profitable in the short term and there is no guarantee that we will be able to generate the revenue from ginseng beverage business.

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

Discussion of Result of Operations

The following tables present certain consolidated statement of operations information. Financial information is presented for the three months and nine months ended March 31, 2016 and 2015, respectively.

	For The Three Months
	Ended March 31,		Change
	2016	2015	Amount	%
Revenues	$253,619	15,148	$238,471	1574%
Cost of goods sold	$220,580	60	220,520	367533%
Gross profit	$33,039	15,088	$17,951	119%
Selling, general and administrative expenses	$58,817	365,116	(306,299)	(84)%
Bad Debt Expense (Recovered)	$(117,885)	$(22)	$(117,863)	535741%
Depreciation and amortization	$14,743	21,342	(6,599)	(31)%
Interest expense	$699,695	182,346	517,349	284%
Net Loss	$(620,317)	(553,694)	(66,623)	12%

	For the Nine Months
	Ended March 31,		Change
	2016	2015	Amount	%
Revenues	$315,365	167,362	148,003	88%
Cost of goods sold	$251,341	115,878	135,463	117%
Gross profit	$64,024	51,484	12,540	24%
Selling, general and administrative expenses	$1,664,593	1,198,082	466,511	39%
Bad Debt Expense (Recovered)	$(161,263)	$(42,272)	$(118,991)	281%
Depreciation and amortization	$67,789	67,276	513	1%
Interest expense	$1,554,136	715,578	838,558	117%
Net Loss	$(3,148,276)	$(1,887,180)	$(1,261,096)	67%

Revenue

Our total revenue increased from $15,148 to $253,619 for the three months ended March 31, 2015 and 2016, and from $167,362 to $315,365 for the nine months ended March 31, 2015 and 2016; an increase of $238,471 and $148,003, or 1574% and 88%, respectively. The primary reason for the increase was that we had new sales on ginseng juice products in addition to the sales on the rest of all type cosmetics products during the three months and nine months ended March 31, 2016.

We generated revenue of $252,292 from ginseng juice sales by Jilin Ganzhi in the three months and nine months ended March 31, 2016, compared to none during the three months and nine months ended March 31, 2015. Through the Company’s effort, we started to generate revenue from ginseng juice sales in the three months ended March 31, 2016.

We generated revenue of $1,327 and $25,057 from Hong Kong Huaxia, a wholly subsidiary, in the three months and nine months ended March 31, 2016, respectively. Hong Kong Huaxia sells health and specialized local products based on customer orders which vary from time to time.

We generated revenue of $38,016 from self-production sales by YanbianHuaxing in the nine months ended March 31, 2015 and will no longer have harvest ginseng sales from our self-production in the future.

On July 21, 2015, we raised 1.6 million dollars through a private placement. Using the proceeds of this offering, we resumed ginseng beverage production in October 2015, and produced a new reduced size ginseng beverage (40 ML) in January 2016.

We believe that we will be able to continue to improve our sales of ginseng juice in 2016 through 1) an online shopping platform that we have been developing since October 2015 and which will provide customers with easy and convenient access to our products; 2) rebuilding our distribution network; and 3) starting to establish our own nationwide network of stores to sell ginseng beverage. However, assuming those changes occur, there is no assurance that our sales of ginseng beverage will meet our expectation as the market conditions may change.

Meanwhile, in order to enhance overall revenue of the Company to generate profits, we are going to establish a new business, which is a network of eye health care centers under our subsidiary Jilin Huaxia in May, 2016 and we expect that we will generate the revenue from this business in 2016. However, there is no assurance that such sales will meet our expectation as the market conditions may change.

Cost of Goods Sold

Our cost of goods sold was $220,580 for the three months ended March 31, 2016, compared to $60 for the same period in 2015, an increase of $220,520.

Our total cost of goods sold increased from $115,878 for the nine months ended March 31, 2015 to $251,341for the nine months ended March 31, 2016, an increase of $135,463, or 117%.

The increase in cost of goods sold resulted from the increase in the production and sales of ginseng juice products during the three and nine months ended March 31, 2016. There was no ginseng production in the same period time of 2015.

Our cost of goods sold is comprised of costs of different products purchased through Hong Kong Huaxia for resale, which was $42,823 and $60,371; cost of self-production ginseng, which was $0 and $13,213; and the cost of ginseng beverage, which was $177,757, and $177,757 for the three months and nine months ended March 31, 2016, respectively.

Gross Profit

Gross profit was $33,039, resulting in a gross profit margin of 13%, for the three months ended March 31, 2016, compared to gross profit of $15,088 and gross profit margin of 100%, for the three months ended March 31, 2015.The decrease in gross profit margin was primarily due to an increase in ginseng juice revenue, which has a lower gross profit margin than gross profit margin of cosmetics and supplements products. For three months ended March 31, 2015, the Companyhad total revenue of $15,148 from selling cosmetics and supplements products with $60 costs of sales.

Gross profit was $64,024, resulting in a gross profit margin of 20%, for the nine months ended March 31, 2016, compared to gross profit of $51,484 and gross profit margin of 31%, for the nine months ended March 31, 2015.The decrease in gross profit margin was primarily due to an increase in ginseng juice revenue, which has a lower gross profit margin than gross profit margin of cosmetics and supplements products.

For the nine months ended March 31, 2016, the revenue from sale of ginseng products was $248,972 and the revenue from cosmetics and supplements products was $66,393. For nine months ended March 31, 2015, the Company had zero income from ginseng products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $365,116 for the three months ended March 31, 2015 to $58,817 for the three months ended March 31, 2016, a decrease of $306,299, or 84%.

The decrease is because office cost decreased.

Selling, general expenses and administrative expenses increased from $1,198,082 for the nine months ended March 31, 2015 to $1,664,593 for the nine months ended March 31, 2016, an increase of $466,511, or 39%.

The increase is mainly due to the increase in our marketing expense from Ganzhi.

Interest Expense

Our interest expense increased by $517,349, or 284%, from $182,346 for the three months ended March 31, 2015 to $699,695 for the three months ended March 31, 2016.

Our interest expense increased by $838,558, or117% from $715,578, for the nine months ended March 31, 2015 to $1,554,136 for the nine months ended March 31, 2016.

The increase was due to an increase in loan balances during the current period as compared to the corresponding period in 2015.

Depreciation and amortization

Depreciation and amortization decreased by $6,599, or 31%, from $21,342 for the three months ended March 31, 2015 to $14,743 for the three months ended March 31, 2016.

Depreciation and amortization decreased by $513, or 1%, from $$67,276 for the nine months ended March 31, 2015 to $67,789 for the nine months ended March 31, 2016. This decrease is due to that certain property and equipment becoming fully depreciated.

Bad Debt Expense (Recovered)

The Company recovered accounts receivable previously written off as a bad debt. The amount recovered increased by $117,863 from $22 for the three months ended March 31, 2015 to $117,885 for the nine months ended March 31, 2016.

Bad debt expense recovered increased by $118,991 from $42,272 for the nine months ended March 31, 2015 to $161,263 for the nine months ended March 31, 2016, an increase of 281%. The main reason is that our uncollected debt of Huaxing and Ganzhi decreased during the three and nine months ended March 31, 2016.

Net Loss

The net loss for the three months ended March 31, 2016 was $620,317; an increase of $66,623, or 12%, compared to a net loss of $569,633 for the three months ended March 31, 2015. The decrease is primarily due to the increase in cost of goods sold, interest expense and selling, general and administrative expenses in the current quarter.

We had a net loss of $1,887,180 for the nine months ended March 31, 2015 and a net loss of $3,148,276 for the nine months ended March 31, 2016, an increase of $1,261,096, or 67%.  The increase is primarily due to the increase in general and administrative expenses combined with an increase in interest expense during the nine months ended March 31, 2016.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiaries the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is intended to imply that the Renminbi amounts could have been, or could be, converted, realized or settled into USD at the rate on March 31, 2016 or at any other rate.

The value of the RMB against the U.S. dollar may fluctuate and is affected by changes in political and economic conditions. Our revenues, costs and financial assets are mostly denominated in RMB while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements.

Translation adjustments resulting from this process amounted to $(169,633) and $18,374 for the three months ended March 31, 2016 and 2015, respectively.  And we have comprehensive loss of $(789,950) and $(551,259) for the three months ended March 31, 2016 and 2015, respectively.  The assets and liabilities amounts for the three months ended March 31, 2016 were translated at 6.4612 RMB to 1.00 USD as compared to 6.1422 RMB to 1.00 USD for the three months ended March 31, 2015. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the three months ended March 31, 2016 and 2015 were 6.4550 RMB and 6.14369 RMB, respectively.

Translation adjustments resulting from this process amounted to $(3,256) and $167,547 for the nine months ended March 31, 2016 and 2015, respectively. And we have comprehensive loss of $(3,151,532) and $(1,719,633) for the nine months ended March 31, 2016 and 2015, respectively. The assets and liabilities amounts for the nine months ended March 31, 2016 were translated at 6.3938 RMB to 1.00 USD as compared to 6.1422 RMB to 1.00 USD for the nine months ended March 31, 2015. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the nine months ended March 31, 2016 and 2015 were 6.4612 RMB and 6.14369 RMB, respectively.

Discussion of Cash Flow

Cash flows results for the nine months ended March 31, 2016 and the nine months ended March 31, 2015 are summarized as follows:

	March 31, 2016	March 31, 2015
Net cash provided by (used in) operating activities	$(890,867)	$(421,642)
Net cash provided by (used in) investing activities	$(9,277)	$(7,881)
Net cash provided by (used in) financing activities	$952,374	$274,848

Operating activities

Cash flows used in operating activities amounted to $890,867 for the nine months ended March 31, 2016, compared to $421,642 for the same period of 2015. This change was primarily due to an increase in net losses to $3,148,276, in addition to an increase in inventory of $320,054; an increase in advances to third party of $461,332. These amounts were offset by an increase in accounts payable of $1,164,550 and an increase in accrued expenses of $1,795,898.

The increase in accounts payable was due to online products purchases during the nine months ended March 31, 2016. The increase in inventory was because we purchased raw material for ginseng juice production during the nine months ended March 31, 2016. The increase in accrued expenses was because of increased accrued interest.

Investing Activities

Cash flows used in investing activities amounted to $9,277 for the nine months ended March 31, 2016 which consisted of the purchase of seven computers, one printer and one capacitor.

Cash flows used in investing activities amounted to $7,881 for the nine months ended March 31, 2015 which consisted of the purchase of computers for $7,881.

Financing activities

Cash flows provided by financing activities for the nine months ended March 31, 2016 was $952,374 and primarily consisted of proceeds from loans payable to related parties of $91,345 and proceeds from Series A Convertible Debenture of $1,600,000, offset by repayment of loans payable of $738,971.

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

As of March 31, 2016, there was no change in our loan payments compared with March 31, 2015 since the loans remained constant. As of March 31, 2016, we had an outstanding loan of 2,000,000 RMB (about $325,616) to Ji’AnQingshi Credit Cooperatives (“Ji’AnQingshi”). The principal terms of the loan are as follows:

1.      Type of Loan: Short Term Agriculture Loan

2.      Loan Purpose: Planting

3.      Loan Amount: Principal of 2,000,000 RMB (about USD $325,616) with an annual interest of 6.325%

4.      Loan Period: From February 4, 2002 to February 4, 2003; Repayment due date was February 4, 2003

5.      Security: The loan is secured by assets of Tonghua including 14 carbon-steel storage cans; 16 high-speed steel storage cans and 150 tons of grape juice

We have not paid any principal or interest of the loan; however, Ji’AnQingshi verbally agreed in March 2008 not to call the loan. The material terms for the verbal agreement are: No principal or interest payments are required to be made until the Company is generating profits and interest continues to accrue until we repay the loan. On June 27, 2013, the Company decided to dispose of the assets and liabilities of TonghuaLinyuan to a third party and plans to close TonghuaLinyuan. The Company has retained $511,368 in contingent liabilities of TonghuaLinyuan for the nine months ended March 31, 2016.

On August 30, 2012, we refinanced the 8 million RMB bank loan which we obtained from Meihekou City Rural Credit Union on November 8, 2010 by a new loan of 8 million RMB (approximately USD $1,302,465) from the same lender. The principal terms of the new 8 million RMB bank loan agreements are as follows:

●	Parties: Jilin Ganzhi Ginseng Products Co., Ltd (“Jilin Ganzhi”) and Meihekou City Rural Credit Union (“Meihekou Credit Union”);

●	Meihekou Credit Union granted a loan of 8 million RMB (approximately USD $ 1,302,465) to Jilin Ganzhi to be used in calling in and refunding and the term of the loan is 24 months from August 30, 2012 to August 29, 2014.

●	The loan carries a benchmark interest rate which is the rate announced by the People’s Bank of China as an interest rate of same type and class of loans at the date of the loan and changes with the adjustment of national bank rate. Meihekou Credit Union calculates the interest on a monthly basis applying this annual floating rate which is payable on the 21st day of each month. We paid interest of 94,127 RMB (about USD $15,321) on August 21, 2012. And from September, 2012 to June 30, 2013, we did not pay interest and we plan to pay all outstanding interest when we have sufficient cash. For the year ended June 30, 2014, we paid $154,635 in accrued interest.

●	Repay the principal by installments according to the following repayment plan: principal payment of RMB 1M (approximately USD $162,808) on September 20, 2012, RMB 1M (approximately USD $162,808) on August 29, 2013, RMB 1M (approximately USD $162,808) on December 20, 2013 and RMB 5M (approximately USD $814,042) on August 29, 2014. The payments due in September 2012, August 2013 and December 2013 were not made by the Company and the note is thus in default.

As of March 31, 2016, there was no change in our loan payments compared to June 30, 2015, since the loans remained constant. Since the lender, Ji’ An Qingshi Credit Cooperative has verbally agreed not to call the loan, we can repay this loan at our own discretion when funds are available.

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

As of March 31, 2016, we have loans with various individuals and finance companies totaling $1,987,643 (RMB 12,208,500). These loans are payable on demand and bear interest at 3% per annum.

As of March 31, 2016 and 2015, we had notes payable of approximately $1,650,292 and $1,593,996 to related parties, respectively. These amounts are mainly due to the working capital demands of the business. Most of these related parties are our individual shareholders or immediate family members of our shareholders and friends of our shareholders. The individuals loaned us funds which are interest free with no specific repayment date and are unsecured. The funds received are evidenced by receipt of cash acknowledgments.

As of March 31, 2016, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. We plan to fund operations and capital expenditures with cash from operations, as well as loans from major shareholders and management members and their affiliates. We might also pursue additional financings in the form of debt, equity or convertible security offerings. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

As indicated in the accompanying consolidated financial statements, the Company had net losses of $(3,148,276) and $(1,887,180) for the nine months ended March 31, 2016 and 2015, respectively, and an accumulated deficit of $21,222,105 at March 31, 2016 and there are existing uncertain conditions the Company foresees relating to its ability to obtain working capital and operate successfully. Management’s plans include the raising of capital through the debt and equity markets to fund future operations and the generating of revenue through its businesses. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.

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

(a)	Evaluation of disclosure controls and procedures

As of the end of our last fiscal year ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management conducted a similar evaluation as of the period covered by this Report and management again concluded that our disclosure controls and procedures were similarly ineffective as of March 31, 2016.

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

PART II - OTHER INFORMATION

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

Date: May 16, 2016	By:	/s/ Long He
Long He
Principal Executive Officer and Chairman

Date: May 16, 2016	/s/ Ren Ying
Ren Ying
Principal Financial Officer and Principal Accounting Officer

